Form 10KSB
period 2001-12-31
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001 Commission
                               File No. 000-33131


                        LEXICON UNITED INCORPORATED, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               DELAWARE                                     06-1625312
               --------                                     ----------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.  )


            54 Pine Street
               4th Floor                                 (212) 809 - 8009
          New York, NY 10005                           (Issuer Telephone No.
(Address of Principal Executive Office)                 Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES [X] NO _____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issues revenues for its most recent fiscal year were $-0-.

      The aggregate market value of the 1,240,000 shares of common stock of the registrant held by non-affiliates on December 31, 2001, was not determinable.

      At December 31, 2001, a total of 8,240,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS

PART I............................................................................4

Item 1.  Description of Business..................................................4

Item 2.  Description of Property..................................................9

Item 3.  Legal Proceedings........................................................9

Item 4.  Submission of Matters to a Vote of Security Holders......................9

PART II...........................................................................10

Item 5.  Market for Common Equity and Related Stockholder Matters.................10

Item 6.  Management's Discussion and Analysis or Plan of  Operation...............11

Item 7.  Financial Statements.....................................................17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................................17

PART III..........................................................................17

Item 9.  Directors and Executive Officers of the Registrant.......................17

Item 10. Executive Compensation...................................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management
 and Related Stockholder Matters..................................................20

Item 12. Certain Relationships and Related Transactions...........................20

Item 13. Exhibits, List and Reports on Form 8-K...................................21

Signatures........................................................................22

Financial Statements.............................................................F-1

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

This Annual Report of Lexicon United Incorporated for the fiscal year ended December 31, 2001 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

Since this report is delinquent, several subsequent events have occurred following the period covered by this report that make much of the disclosure in this report outdated. Following is a summary of the recent developments that occurred since the period covered by this report. Readers of this report are advised that they should carefully review the reports filed by Lexicon that cover more recent periods in order to ensure that they have reviewed the most up to date disclosure.

TRANSACTIONS WITH AN OFFICER

In July 2001, the Assistant Treasurer and a major shareholder of the Company acquired 4,000,000 shares of the Company's common stock for $40,000. The Company, in a separate transaction, placed $100,000 in the custody of the Assistant Treasurer of the Company so that the Assistant Treasurer could seek potential business ventures in Asia during his travels to Asia. In August 2003, the Company discovered that the funds placed in the custody of the Assistant Treasurer in order for him to seek business combinations in Asia were not used for the intended purposes and that the Assistant Treasurer absconded with the funds and has not returned to the United States.

On August 4, 2003, the board of directors cancelled the shares originally issued to the Assistant Treasurer and wrote off the balance of the amount provided to such officer.

The Assistant Treasurer was also removed from his position as Assistant Treasurer on August 4, 2003.

ISSUANCE OF CONVERTIBLE NOTE TO RELATED PARTY

On August 12, 2004, Lexicon issued a convertible promissory note to Keyano Corporation in the amount of $1,000,000 with a simple rate of interest of 5% per annum in exchange for the cash investment by Keyano of $1,000,000. The principal and related interest is due on August 12, 2007. The principal and all accrued interest is convertible into Lexicon's common stock based upon a conversion price of $0.25.

Keyano Corporation is an affiliate of Lexicon's Director and current President, Chief Executive Officer and Treasurer, Elie Saltoun. Mr. Saltoun is the owner of a 50% interest in Keyano Corporation.

CHANGE OF OFFICERS

In November 2004, Mr. Nunez resigned from his positions as Chief Executive Officer, President and Treasurer and Elie Saltoun resigned from his position as Secretary. At the same time, the Board of Directors appointed Mr. Saltoun as the Chief Executive Officer, President and Treasurer and the Board of Directors appointed Mr. Nunez as the Secretary of the Company. Both Mr. Nunez and Mr. Saltoun remain the sole directors of Lexicon.

CHANGE OF EXECUTIVE OFFICES

During the period covered by this report, the principal executive offices of the Company were located at 54 Pine Street, 4th Floor, New York, NY 10005 and its telephone number at such address was (212) 809-8009. On November 1, 2004, the Company relocated its principal executive offices to the residence of its Secretary, Jeffrey G. Nunez. Its new offices are located at 4500 Steiner Ranch Blvd., Suite#1708 Austin, Texas 78732. Mr. Nunez voluntarily provides use of such office space at no cost to Lexicon.

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Lexicon United Incorporated, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

Lexicon United Incorporated was incorporated on July 17, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lexicon filed an Application for Authority to do business in the State of New York on July 24, 2001. Lexicon has been in the development stage since its inception and has no operations to date other than issuing 7,000,000 shares of common stock, in the aggregate, to Lexicon's three founding stockholders and issuing 1,240,000 shares of common stock, in the aggregate, in a private placement effected under Regulation S and Regulation D of the Securities Act.

Lexicon is a "blank check" or "shell" company that has no specific business plan or purpose other than to engage in a merger or acquisition with an unidentified company or companies. Lexicon will attempt to locate and negotiate with a business entity for the combination of that target company with Lexicon. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

The Securities and Exchange Commission and some states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. These rules and regulations may hinder our ability to issue securities and create a public market in our stock until we are able to successfully implement our business plan and we are no longer classified as a blank check company.

The Securities and Exchange Commission has issued an interpretive letter to the NASD which states in part that promoters or affiliates of a blank check company and their transferees would act as "Underwriters" under the Securities Act of 1933 when reselling the securities of a blank check company. The letter also states that the securities can only be resold through a registered offering despite technical compliance with Rule 144. The Securities and Exchange Commission also takes the position that with regard to the securities of blank check companies acquired by non-affiliates that these securities may not be sold under Rule 144. Rather their subsequent resale must be registered. As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144.

None of our officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition, merger or similar transaction contemplated in this registration statement. We cannot give any assurances that we will be successful in locating or negotiating with any target company.

We were formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.

Our principal executive office as of December 31, 2001 was located at 54 Pine Street, 4th Floor, New York, New York 10005. The telephone number at our principal executive office is (212) 809-8009. The facsimile number is (212) 809-8016.

BENEFITS OF REPORTING COMPANY STATUS

There are certain perceived benefits to being a reporting company. These are commonly thought to include the following:

o     increased visibility in the financial community;

o provision of information required under Rule 144 for trading of eligible securities;

o compliance with a requirement for admission to quotation on the OTC Bulletin Board maintained by the NASD or on the Nasdaq SmallCap Market;

o     the facilitation of borrowing from financial institutions;

o     improved trading efficiency;

o     stockholder liquidity;

o     greater ease in subsequently raising capital;

o compensation of key employees through stock options for which there may be a market valuation; and

o     enhanced corporate image.

DISADVANTAGES OF REPORTING COMPANY STATUS

There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

o     requirement to prepare and disclose audited financial statements;

o     required publication of corporate information;

o required filings of periodic and episodic reports with the Securities and Exchange Commission and additional costs related to these filings;

o     increased rules and regulations governing management; and

o     increased corporate activities and stockholder relation issues.

COMPARISON WITH INITIAL PUBLIC OFFERING

Certain private companies may find a business combination more attractive than an initial public offering of their securities. Reasons for this may include the following:

o     inability to obtain an underwriter;

o possible higher costs, fees and expenses related to an initial public offering;

o     possible delays in the public offering process; and

o greater dilution of their outstanding securities in the case of an initial public offering.

Certain private companies may find a business combination less attractive than an initial public offering of their securities. Reasons for this may include the following:

o     no investment capital raised through a business combination, and

o     no underwriter support of after-market trading.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with Lexicon may include the following:

o a company whose primary purpose in becoming a public company is the use of its securities for the acquisition of assets or businesses;

o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of its securities on terms acceptable to it;

o a company that wishes to become public with less dilution of its common stock than would occur in an underwritten public offering;

o a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;

o a foreign company that desires to enter into the United States securities market; or

o a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of Lexicon, and the substitution by the target company of its own management and board of directors for our existing management team and board of directors.

We cannot assure you that we will be able to enter into a business combination, as to the terms of any business combination, or as to the nature of the target company.

The proposed business activities of Lexicon as described in this registration statement classify Lexicon as a "blank check" company. A "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission and some states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. These rules and regulations may hinder Lexicon's ability to issue securities and create a public market in Lexicon's stock until Lexicon is able to successfully implement its business plan and it is no longer classified as a blank check company.

The Securities and Exchange Commission has issued an interpretive letter to the NASD which states in part that promoters or affiliates of a blank check company and their transferees would act as "Underwriters" under the Securities Act of 1933 when reselling the securities of a blank check company. The letter also states that the securities can only be resold through a registered offering despite technical compliance with Rule 144. The Securities and Exchange Commission also takes the position that with regard to the securities of blank check companies acquired by non-affiliates that these securities may not be sold under Rule 144. Rather their subsequent resale must be registered. As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144.

No trading market in our securities presently exists. In light of the restrictions concerning shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our securities until a successful business combination occurs with a target company. Furthermore, we cannot give you any assurance that subsequent to a business combination a trading market in our securities will develop. We presently have 8,240,000 shares of Common Stock outstanding, all of which are deemed to be "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that these shares were issued in private transactions not involving a public offering. Based on the Commission's current position regarding shares issued in blank check companies, these shares will not be available for sale on the basis of Rule 144 even after a period of one year has elapsed since their issue date. These shares can only be resold through a registered offering even if technical compliance with Rule 144 is achieved.

We cannot estimate the time that it will take to effectuate a business combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a business combination on favorable terms. We might identify and effectuate a business combination with a target company that proves to be unsuccessful for any number of reasons. If this occurs, Lexicon and our stockholders might not realize any type of profit.

Lexicon voluntarily became a reporting company under the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB with the Securities and Exchange Commission. It was not under any obligation to become a reporting company under the Securities Exchange Act of 1934. Lexicon intends to voluntarily continue to file all reports required of it under the Exchange Act until a business combination has occurred. A business combination would normally result in a change in control and management of Lexicon. Since the primary benefit of a business combination with Lexicon would probably be its status as a reporting company, it is anticipated that Lexicon would continue to file reports under the Exchange Act following a business combination. We cannot assure you that this will occur or, if it does occur, for how long.

EMPLOYEES

Jeffrey G. Nunez is the President and Treasurer of Lexicon and a member of Lexicon's Board of Directors. Elie Saltoun is the Vice President and Secretary of Lexicon and a member of Lexicon's Board of Directors. Ronald C. H. Lui is Lexicon's Assistant Treasurer. Other than Messrs. Nunez, Saltoun and Lui, Lexicon does not have any officers or directors. Lexicon has no employees nor are there any persons other than Messrs. Nunez, Saltoun and Lui who devote any of their time to Lexicon's affairs. References in this report to management of Lexicon are intended to be reference only to Messrs. Nunez and Saltoun and not to Mr. Lui. The inability at any time of Messrs. Nunez and Saltoun to devote sufficient attention to Lexicon could have a material adverse impact on its operations.

Other than its officers named above, who may be considered as employees, Lexicon does not have any employees.

USE OF CONSULTANTS AND FINDERS

Although there are no current plans to do so, our management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which we complete a combination. Since our management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. We have had no discussions, and have entered into no arrangements or understandings, with any consultant or finder. Our officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by us on any basis.

It is possible that compensation in the form of common stock, options, warrants or other of our securities, cash or any combination thereof, may be paid to outside consultants or finders. None of our securities will be paid to our officers, directors or promoters nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by us. It is possible that the payment of such compensation may become a factor in any negotiations for our acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of our shareholders, and there is no assurance that any such conflicts will be resolved in favor of our shareholders.

RISK FACTORS

At this time our shares are speculative and involve a high degree of risk, for the reasons following. We have no operations or revenues, thus there are no financial results upon which anyone may base an assessment of our potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for us to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that we will be successful in completing a combination any entity or originating a business, nor that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

Our officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by us, yet we will be solely dependent on them. We lack the funds or other incentive to hire full-time experienced management. Each of our management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to us only on an as-needed basis.

After completion of a combination, our current shareholders may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by almost certainly will require our existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct us and may not have an effective voice in their selection.

STATE SECURITIES LAWS AND CONSIDERATIONS

Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act.

Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like us. Section 18 of the Act, however, preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of our shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading of our securities based on the fact that we are or ever were a blank check company. We will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

Prior to completing a combination, we will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause us to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of our assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because we will not own less than a majority of any assets or business acquired, we will not be regulated as an investment company. We will not pursue any combination unless it will result in our owning at least a majority interest in the business acquired.

COMPETITION

We will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which we, with our limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than our management. Moreover, we also will be competing with numerous other blank check companies for such opportunities.

ITEM 2. DESCRIPTION OF PROPERTY.

We neither own nor lease any real estate or other properties. We utilize the mailing address of one of our officers at no cost to us. The officer that provides us with the use of such mailing address has indicated that he will continue to do so until we raise funding to originate a business or complete an acquisition of an operating business.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET PRICE

There is no trading market for Lexicon's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to Lexicon, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to specified exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

* that a broker or dealer approve a person's account for transactions in penny stocks and

* the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must

* obtain financial information and investment experience and objectives of the person; and

* make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, specifies

* the basis on which the broker or dealer made the suitability determination; and

* that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

HOLDERS

Lexicon has issued an aggregate of 8,240,000 shares of its common stock to 59 people. The issued and outstanding shares of Lexicon's common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulations S and D promulgated under the Securities Act.

DIVIDENDS

Lexicon has not paid any dividends to date, and has no plans to do so in the immediate future.

RECENT SALES OF UNREGISTERED SECURITIES

As noted above, in connection with organizing Lexicon, on July 17, 2001, Lexicon issued a total of 7,000,000 unregistered shares of common stock at a value of $.001 per share to Jeffrey G. Nunez, Elie Saltoun and C. H. Ventures, Inc. for an aggregate cash payment of $70,000. Lexicon relied upon Section 4(2) of the Securities Act of 1933 in issuing this stock. Lexicon relied on the following factors in making this offering: (a) the issuance was an isolated private transaction by Lexicon which did not involve a public offering; (b) there were only three offerees who were officers and directors of the Company; (c) there were no subsequent or contemporaneous public offerings of the stock; (d) the stock was not broken down into smaller denominations; (e) the negotiations for the sale of the stock took place directly between the offerees and the Company; and (f) each of the offerees represented to Lexicon that he or it is an Accredited Investor as defined in Regulation D promulgated under the Securities Act.

During the period from September 24, 2001 through November 11, 2001, Lexicon consummated the private placement of 1,240,000 shares of its Common Stock at a price per share equal to $.05 or gross proceeds from the placement of $62,000. Lexicon relied on Regulation D and Regulation S promulgated under the Securities Act of 1933 in effecting the offering. In instances where Lexicon relied on Regulation S, (a) the subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) the subscriber agreed not to offer or sell the shares (including any pre-arrangement for a purchase by a U.S. person or other person in the U.S.) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) the subscriber made his, her or its subscription from the subscriber's residence or offices at an address outside of the U.S. and (d) the subscriber or the subscriber's advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in Lexicon. In instances where Lexicon relied on Regulation D, it relied upon Rule 506 and (a) the subscriber was an Accredited Investor (as defined in Regulation D), (b) the subscriber invested in Lexicon for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (c) the subscriber agreed not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (d) the subscriber represented that he had knowledge and experience in financial and business matters such that he is capable of evaluating the merits and risks of an investment in Lexicon, (e) the subscriber had access to all documents, records, and books of Lexicon pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which Lexicon possessed or was able to acquire without unreasonable effort and expense, and (f) the subscriber had no need for the liquidity in his investment in Lexicon and could afford the complete loss of such investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

SEARCH FOR TARGET COMPANY

Lexicon intends to enter into a business combination with a target company in exchange for Lexicon's securities. Lexicon has not engaged in any negotiations with any specific entity regarding the possibility of a business combination with Lexicon and there is no present potential that Lexicon will effect a business combination with an entity in which Lexicon's promoters, management or their affiliates or associates directly or indirectly have an ownership interest. Messrs. Nunez and Saltoun, our management team, have orally agreed to supervise the search for target companies as potential candidates for a business combination. Messrs. Nunez and Saltoun or their respective affiliates may provide assistance to target companies incident to and following a business combination, and receive payment for assistance from a target company.

Lexicon may pay a finder's fee or similar compensation to persons (other than Messrs. Nunez, Saltoun or Lui or their respective affiliates) who locate an acquisition target for the Company if a business combination with that target is ultimately consummated. Lexicon will not, however, pay a finder's fee or similar compensation to Messrs. Nunez, Saltoun or Lui or to any of their respective affiliates. If a finder's fee is paid, Lexicon anticipates that the finder's fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, warrants to purchase restricted common stock issued by the Company as part of the terms of the transaction or cash consideration. Any finder's fee, whether in cash or equity, will be approved in advance by Lexicon's board of directors and will not be in excess of customary finder's fees for this type of transaction. Management believes that finder's fees for blank check business combination transactions range from 1% and 5% of the size of the transaction value.

Although unlikely, it is possible that management may seek to locate a target company through solicitation. Solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date management has not utilized newspaper, magazine, mailing or other distribution type solicitation, does not currently anticipate that it will do so, and expects to rely on referrals from consultants or finders in the business and financial communities for referrals of potential target companies.

As part of any potential transaction, the target company may require that Messrs. Nunez or Saltoun or CH Ventures sell all or a portion of their shares to the target company, or the principals or owners of the target company. The sales price of these shares may be lower or higher than the anticipated market price, if any, of Lexicon's common stock at that time. Lexicon's shareholders will not be provided the opportunity to approve or consent to this type of sale. Furthermore, any or all of Messrs. Nunez and Saltoun and CH Ventures may actively negotiate for the purchase of their respective common stock as a condition to or in connection with a proposed business combination with a target company. The terms of this type of sale will probably not be afforded to other stockholders of the Company. The opportunity to sell all or a portion of the shares held by these controlling stockholders in connection with a business combination may influence their decision to enter into a specific transaction. This description of potential sales by Lexicon's current controlling stockholders is not the subject of any agreement, bylaw provision, charter provision or board resolution. Other than amounts received in connection with the sale of their shares and amounts received, if any, for services rendered to Lexicon by these controlling stockholders or their affiliates, management does not expect these controlling stockholders or their affiliates to receive any additional cash or property in connection with a business combination with a target company.

GENERAL BUSINESS PLAN

Lexicon's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation that has a class of securities registered under the Exchange Act. Lexicon will not restrict its search to any specific business, industry, or geographical location and Lexicon may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because it has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of Lexicon because it will not permit Lexicon to offset potential losses from one venture against gains from another.

Lexicon may seek a business opportunity with entities that have recently commenced operations, or which entities that want to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

Lexicon anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of these business opportunities difficult and complex.

Lexicon currently has no significant capital with which to provide the owners of business entities with any cash or other assets. However, management believes Lexicon will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of Lexicon, who are not professional business analysts. In analyzing prospective business opportunities, management may consider matters like the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Lexicon; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of Lexicon's virtually unlimited discretion to search for and enter into potential business opportunities.

Lexicon is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is Lexicon's duty to file audited financial statements as part a current report on Form 8-K which is required to be filed with the Securities and Exchange Commission following the completion of the business combination. Lexicon intends to acquire or merge with a company for which audited financial statements are available or for which it believes audited financial statements can be obtained within the required period of time. Lexicon may reserve the right in the documents for the business combination to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform to the representations made by the target company.

Lexicon will not restrict its search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which Lexicon may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which Lexicon may offer.

Following a business combination Lexicon may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to Lexicon only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

TERMS OF A BUSINESS COMBINATION

In implementing a structure for a particular business combination, Lexicon may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholders of Lexicon will no longer be in control of Lexicon. In addition, it is likely that Lexicon's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, Lexicon may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after Lexicon has entered into an agreement for a business combination or has consummated a business combination and Lexicon is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in Lexicon's securities may depress the market value of Lexicon's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which Lexicon may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue of 1986, as amended.

With respect to negotiations with a target company, management expects to focus on the percentage of Lexicon which target company stockholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, Lexicon's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in Lexicon following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event Lexicon acquires a target company with substantial assets. Any merger or acquisition effected by Lexicon can be expected to have a significant dilutive effect on the percentage of shares held by Lexicon's stockholders at such time.

Lexicon will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of these agreements cannot be predicted, generally these agreements will require the parties to the agreements to make representations and warranties, will specify events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

Lexicon does not anticipate expending significant funds locating a target company. Management will provide services without charge or repayment by Lexicon after the effective date of this registration statement. Lexicon will not borrow any funds to make any payments to management, its affiliates or associates. If management stops or becomes unable to continue to provide services, Lexicon may not be able to timely make its periodic reports required under the Securities Exchange Act of 1934 nor to continue to search for an acquisition target. In such event, Lexicon would seek alternative sources of funds or services, primarily through the issuance of its securities.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

As part of a business combination agreement, Lexicon intends to obtain certain representations, warranties and covenants from a target company as to its conduct following the business combination. These representations, warranties and covenants may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act, (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in Lexicon within the United States financial community. Lexicon does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in Lexicon's securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in Lexicon's securities, which may result in a significant pressure on their market price. Lexicon may consider the ability and commitment of a target company to actively encourage interest in its securities following a business combination in deciding whether to enter into a transaction with such company.

A business combination with Lexicon separates the process of becoming a public company from the raising of investment capital. As a result, unless Lexicon raises substantial capital prior to a business combination, a business combination with Lexicon normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. Lexicon may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

Prior to completion of a business combination, Lexicon will generally require that it be provided with written materials regarding the target company containing items like a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or related rights; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed the time period when such financial statements must be filed with the Securities and Exchange Commission.

COMPETITION

Lexicon will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than Lexicon. In view of Lexicon's combined extremely limited financial resources and limited management availability, Lexicon will continue to be at a significant competitive disadvantage compared to Lexicon's competitors.

RESULTS OF OPERATIONS

For the period from inception (July 17, 2001) through December 31, 2001, we had no revenues and incurred a net loss of $35,937. Expenses during this period related primarily to accounting, legal and miscellaneous general and administrative fees.

As of December 31, 2001, we had cash in the amount of $5,181 and we had a loan due from an officer in the amount of $100,000. As of such date we had total assets of $105,181.

As of December 31, 2001, we also had accounts payable of $6,518 and accrued expenses of $2,600. Our total liabilities were $9,118.

As of December 31, 2001, our total Stockholders' Equity was $96,063. As of such date we had a total accumulated deficit during the development stage of $35,937.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $5,181 and a loan due from an officer in the amount of $100,000 at December 31, 2001. These are the only assets that we have to meet ongoing expenses or debts that may accumulate. As of such date, we had accumulated a deficit (net loss) of $35,937. We have accounts payable of $6,518 and accrued expenses of $2,600.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $20,000 in the fiscal year ending December 31, 2002. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Our current management has informally agreed to continue rendering services to us and to not demand payment of sums owed unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

      1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

      2. curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

      3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

ITEM 7. FINANCIAL STATEMENTS.

See the index to our financial statements and our financial statements following the Signature Page and Certifications at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is the name of the directors and officers of Lexicon, their ages, all positions and offices that they hold with Lexicon, the period during which they have served as such, and the business experience during at least the last five years.


NAME                      AGE    POSITIONS HELD        EXPERIENCE
Jeffrey G. Nunez          41     President,            From September 2000 to present, Jeffrey G. Nunez has served
                                 Treasurer and         as the Senior Director of Investments and Operations at
                                 Director since        Chicago Investment Group, Inc.  Mr. Nunez is also the owner
                                 inception             of Broad Street Capital, Inc.  Through Broad Street Capital,
                                                       Mr. Nunez opened up the office of supervisory jurisdiction of Chicago Investment Group. From October 1995 to January
                                                       1997, Mr. Nunez worked at Commonwealth Associates, Inc. as the Senior Vice President of Investments. From January 1997
                                                       to August 1999, Mr. Nunez worked at Fordham Financial
                                                       Management, Inc. as the Senior Vice President of
                                                       Investments. From August 1999 to September 2000, Mr. Nunez,
                                                       served as the Senior Vice President of Investments for
                                                       Providential Securities Inc. and through Broad Street
                                                       Capital, Mr. Nunez opened the office of supervisory
                                                       jurisdiction for Providential.


NAME                      AGE    POSITIONS HELD        EXPERIENCE
Elie Saltoun              60     Vice President,       Elie Saltoun is a director of, and was (until April 2, 2001)
                                 Secretary and         the Chief Executive Officer and President of, PanAgra
                                 Director since        International Corporation.  PanAgra is now called Minghua
                                 inception             Group International Holdings Limited and it is a   company
                                                       that develops and manufactures hybrid vehicles powered by a combination of a combustion diesel engine and an electric
                                                       power system. During the period that Mr. Saltoun was the
                                                       Chief Executive Officer and President of PanAgra (from
                                                       October 1998 through April 2001), it was a blank check
                                                       company. He has been an entrepreneur and private investor
                                                       since 1972. Mr. Saltoun is a Managing Director of First
                                                       Pacific Capital Ltd., and has extensive experience in Brazil and the Middle East in export securitization, cross currency transactions, and pre-export financing transactions
                                                       essential to commodities production and distribution.

Ronald C. H. Lui          50     Assistant Treasurer   Ronald C. H. Lui became the Chief Executive Officer and
                                                       President of Minghua Group International Holdings Limited, a
                                                       company that develops and manufactures hybrid vehicles
                                                       powered by a combination of a combustion diesel engine and an electric power system, on April 2, 2001.  During the five
                                                       years prior to that, Mr. Lui worked for Fuller International
                                                       Development Ltd., an international real estate development firm, as the Southeast Asia Regional Director.  Mr. Lui is also the President and sole director of CH Ventures, Inc.

There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will they act at the direction of any other person.

CONFLICTS OF INTEREST

Jeffrey G. Nunez and Elie Saltoun, Lexicon's management team, have organized and expect to organize other companies of a similar nature and with a similar purpose as Lexicon. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of Lexicon. In addition, insofar as Messrs. Nunez and Saltoun are engaged in other business activities, they may devote only a portion of their time to Lexicon's affairs.

A conflict may arise if another blank check company with which Messrs. Nunez or Saltoun are affiliated also actively seeks a target company. It is anticipated that target companies will be located for Lexicon and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, other blank check companies may differ from Lexicon in items like place of incorporation, number of shares and stockholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a blank check company formed after Lexicon. In that instance, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

Messrs. Nunez and Saltoun intend to devote as much time to the activities of Lexicon as required. However, should such a conflict arise, there is no assurance that Messrs. Nunez or Saltoun would not attend to other matters prior to those of Lexicon. Messrs. Nunez and Saltoun estimate that the business plan of Lexicon can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

Messrs. Nunez, Saltoun and Lui beneficially own in the aggregate 7,000,000 shares of Lexicon's common stock constituting 84.95% of the outstanding capital stock of Lexicon. At the time of a business combination, some or all of the shares of common stock beneficially owned by Messrs. Nunez, Saltoun and Lui may be purchased by the target company or redeemed by Lexicon. The amount of common stock sold or that will be owned by Messrs. Nunez, Saltoun and Lui after a business combination cannot be determined at this time.

The terms of a business combination may include such terms as Messrs. Nunez and/or Saltoun remaining a director or officer of the company. The terms of a business combination may provide for a payment by cash or otherwise to Messrs. Nunez and/or Saltoun for the purchase or retirement of all or part of their common stock or for services rendered incident to or following a business combination. Messrs. Nunez and Saltoun would directly benefit from such employment or payment. Such benefits may influence their choice of a target company.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of Lexicon could result in liability of management to Lexicon.

ITEM 10. EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

During the period from inception (July 17, 2001) through December 31, 2001, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

COMPENSATION OF DIRECTORS

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

EMPLOYMENT CONTRACTS

No person has entered into any employment or similar contract with us. It is not anticipated that we will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth each person known by Lexicon to be the beneficial owner of five percent or more of Lexicon's common stock, all directors individually and all directors and officers of Lexicon as a group. Each person named below has sole voting and investment power with respect to the shares shown.


   NAME AND ADDRESS OF              AMOUNT OF BENEFICAL OWNERSHIP              PERCENTAGE
    BENEFICIAL OWNER                                                            OF CLASS

C. H. Ventures, Inc.(1)                     4,000,000                           48.54%
54 Pine Street, 4th Floor
New York, NY 10005

Ronald C. H. Lui (2)                        4,000,000                           48.54%
54 Pine Street, 4th Floor
New York, New York  10005

Elie Saltoun                                2,000,000                           24.27%
54 Pine Street, 4th Floor
New York, NY 10005

Jeffrey G. Nunez                            1,000,000                           12.14%
54 Pine Street, 4th Floor
New York, NY 10005

All Executive Officers and
  Directors as a Group (3 People)           7,000,000                           84.95%

      (1) Mr. Lui is the sole stockholder, sole director and officer of CH Ventures, Inc. CH Ventures is a holding company that was formed by Mr. Lui on March 13, 2001 to exploit various investment opportunities and other projects in the U.S. and Asia.

      (2) As the sole stockholder, director and officer of CH Ventures, Mr. Lui is deemed to be the beneficial owner of the common stock of Lexicon owned by CH Ventures.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Lexicon has issued a total of 7,000,000 shares of common stock to the following persons for a total of $70,000 in cash:

NAME                                     NUMBER OF                              CONSIDERATION
                                         TOTAL SHARES
Jeffrey G. Nunez                         1,000,000                              $10,000

Elie Saltoun                             2,000,000                              $20,000

C. H. Ventures, Inc.,                    4,000,000                              $40,000
an entity owned entirely
by Ronald C. H. Lui

      Messrs. Nunez and Saltoun are directors and officers of Lexicon and Mr. Lui is Lexicon's Assistant Treasurer.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

      The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.


EXHIBIT
NUMBER                     DESCRIPTION

*2.1                       Certificate of Incorporation

*2.2                       Bylaws


------------

* Filed as an Exhibit to Lexicon's Registration Statement on Form 10-SB, filed August 28, 2001.

(B)   REPORTS ON FORM 8-K.

      No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.


Date: February 15, 2005

                                   LEXICON UNITED INCORPORATED


                                   By: /s/ Elie Saltoun
                                       ----------------------------------------
                                       Elie Saltoun
                                       Chief Executive Officer,
                                       President and Treasurer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                 Title                                  Date
/s/ Elie Saltoun                                                               February 15, 2005
----------------
  Elie Saltoun                CEO, President and Treasurer


/s/ Jeffrey Nunez             Secretary and Director                           February 15, 2005
-----------------
  Jeffrey Nunez

                          AUDITED FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                DECEMBER 31, 2001

CONTENTS

--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                  Page 1

Balance Sheet                                                                 2

Statement of Operations                                                       3

Statement of Cash Flows                                                       4

Statement of Stockholders' Equity                                             5

Notes to Financial Statements                                                 6

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
New York, NY

We have audited the accompanying balance sheet of Lexicon United Incorporated (a Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the period July 17, 2001 to December 31, 2001 These financial statements are the responsibility of Lexicon United Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the period July 17, 2001 to December 31, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred a net loss of $35,937 since inception and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                       /s/ Meyler & Company, LLC

Middletown, NJ
December 29, 2004

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2001

                                     ASSETS

CURRENT ASSETS

   Cash                                                               $   5,181
   Due from officer                                                     100,000
                                                                      ---------

     Total Assets                                                     $ 105,181
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                      $   6,518
   Accrued expenses                                                       2,600
                                                                      ---------
       Total Liabilities                                                  9,118

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 8,240,000 issued and  outstanding                8,240
   Paid-in-capital                                                      123,760
   Deficit accumulated during development stage                         (35,937)
                                                                      ---------
     Total Stockholders' Equity                                          96,063
                                                                      ---------

                                                                      $ 105,181
                                                                      =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                                                For the Period
                                                                July 17, 2001
                                                                  (Inception)
                                                                      to
                                                               December 31, 2001
                                                               -----------------

COSTS AND EXPENSES
   Selling, general and
     administrative                                               $    35,937
                                                                  -----------
       Total Costs and Expenses                                        35,937
                                                                  -----------

NET  (LOSS)                                                       $   (35,937)
                                                                  ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)                                       $     (0.00)
                                                                  ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                                                     7,627,665
                                                                  ===========


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                For the Period
                                                                July 17, 2001
                                                                 (Inception)
                                                                      to
                                                               December 31, 2001
                                                               -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $ (35,937)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
  Changes in operating assets and liabilities:
     Due from office                                                (100,000)

Accounts payable                                                       6,518
     Accrued expenses                                                  2,600
                                                                   ---------
              Net Cash Used in Operating Activities                 (126,819)

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial sale of common stock                                       132,000
               Net Cash Provided by Financing Activities             132,000
                                                                   ---------

NET (DECREASE) INCREASE IN CASH                                        5,181

CASH BEGINNING OF PERIOD
                                                                   ---------

CASH END OF PERIOD                                                 $   5,181
                                                                   =========

SUPPLEMENTAL DATA:

 None

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       July 17, 2001 to December 21, 2001

                                                        Common Stock              Additional
                                               ----------------------------      Contributed      Accumulated
                                                  Shares          Amount           Capital          Deficit           Total
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock @ $0.01 per share       7,000,000      $     7,000      $    63,000                      $    70,000

Issuance of common stock @ $0.05 per share       1,240,000            1,240           60,760                           62,000

Net loss for the period July 17, 2001
   to December 31, 2001                                                                          $   (35,937)         (35,937)
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2001                       8,240,000      $     8,240      $   123,760     $   (35,937)     $    96,063
                                               ===========      ===========      ===========     ===========      ===========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Lexicon United Incorporated was incorporated on July 17, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lexicon has been in the development stage since its inception and has no operations to date other than issuing of shares of its common stock to Lexicon's three founding stockholders.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Business Combinations and Goodwill

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

      In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which the Company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Net Loss Per Common Share

      The Company computes per share amounts in accordance with Statement of Financial Accounting standards ("SFAS") No. 128, "Earnings per Share." SFAS per share ("EPS") requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) $(183,597) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

NOTE B - GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $35,937 since inception and is considered a company in the development stage. Management's plans are to seek a viable merger candidate which is a going concern and reverse merge with it. It also seeks to raise equity capital for working capital and potential capital projects. However, even if the Company does find a viable merger candidate to reverse merge, and raises equity capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - INCOME TAXES

      The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2001, these differences resulted in a deferred tax asset of approximately $7,200. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2001.

      The Company's net operating loss carry forward amounted to approximately $36,000 which will expire through 2016.

NOTE D- STOCKHOLDERS' EQUITY

      Issuance of Common Stock

      In July 2001, the Company issued 7,000,000 shares of its common stock to a shareholder @ $0.01 per share.

      In August 2001, the Company issued 280,000 shares of its common stock to a shareholder @ $0.05 per share.

      In October 2001, the Company issued 960,000 shares of its common stock to a shareholder @ $0.05 per share.

                           LEXICON UNITED INCORPORATED

                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2001

NOTE E - SUBSEQUENT EVENTS

         In July 2001, the Assistant Treasurer and a major shareholder of the Company acquired 4,000,000 shares of the Company's common stock for $40,000. The Company, in a separate transaction, placed $100,000 in the custody of the Assistant Treasurer, so that the Assistant Treasurer could seek potential business ventures in Asia during his travels to Asia. In August 2003, the Company discovered that the funds loaned to the Assistant Treasurer in order for him to seek business combinations in Asia were not used for the intended purposes and that the Assistant Treasurer absconded with the funds and has not returned to the United States. The Board of Directors, on August 4, 2003, cancelled the shares originally issued to the Assistant Treasurer and wrote off the loan balance.

         On August 12, 2004, the Company issued a convertible promissory note to Keyano Corporation in the amount of $1,000,000 with a simple rate of interest of 5% per annum. The principal and related interest is due on August 12, 2007. The principal and all accrued interest is convertible into the Company's common stock based upon a share price of $0.25 per share. The agreement provides for an antidilution provision relating to stock splits and recapitalization. Keyano Corporation is an affiliate of Lexicon's Director and current President, Chief Executive Officer and Treasurer, Elie Saltoun. Mr. Saltoun is the owner of a 50% interest in Keyano Corporation.