Form 10QSB
period 2002-03-31
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                          COMMISSION FILE NO. 000-33131

                           LEXICON UNITED INCORPORATED
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                           06-1625312
 ------------------------------                         -----------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
 incorporation or organization)


          54 Pine Street
             4th Floor
           New York, NY                                           10005
 --------------------------------------                        ------------
(Address of principal executive offices)                        (Zip Code)


                                 (212) 809-8009
               --------------------------------------------------
                           (Issuer's telephone number)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes X No [_]

      The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002 are as follows:

    Class of Securities                             Shares Outstanding
    -------------------                             ------------------
Common Stock, $0.001 par value                           8,450,000

Transitional Small Business Disclosure Format (check one): Yes [_] No X

ITEM 1. FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 March 31, 2002

                                     ASSETS

CURRENT ASSETS

   Cash                                                               $   5,589
   Due from officer                                                     100,000
                                                                      ---------

     Total Assets                                                     $ 105,589
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                   $   2,500
                                                                      ---------

         Total Liabilities                                                2,500

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 8,450,000 issued and
      outstanding                                                         8,450
   Paid-in-capital                                                      134,050
   Deficit accumulated during development stage                         (39,411)
                                                                      ---------
     Total Stockholders' Equity                                         103,089
                                                                      ---------

                                                                      $ 105,589
                                                                      =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                  For the Period
                                                                   July 17, 2001
                                            Three Months Ended    (Inception) to
                                              March 31, 2002       March 31,2002
                                              --------------       -------------

COSTS AND EXPENSES
   Selling, general and

     administrative                             $     3,474         $    39,411
                                                -----------         -----------

       Total Costs and Expenses                       3,474              39,411
                                                -----------         -----------

NET  (LOSS)                                     $    (3,474)        $   (39,411)
                                                ===========         ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)                     $     (0.00)        $     (0.00)
                                                ===========         ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                                   8,411,000           7,901,984
                                                ===========         ===========


Note: The Company had no operating activities for the three months ended March 31, 2001.

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                             For the Period
                                                            Three Months     July 17, 2001
                                                                Ended        (Inception) to
                                                           March 31, 2002    March 31, 2002
                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (3,474)       $ (39,411)
   Changes in operating assets and liabilities:
   Due from officer                                                              (100,000)
     Accounts payable                                             (6,518)
     Accrued expenses                                               (100)           2,500
                                                               ---------        ---------
              Net Cash Used in Operating Activities              (10,092)        (136,911)
                                                               ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                           10,500          142,500
                                                               ---------        ---------
               Net Cash Provided by Financing Activities          10,500          142,500
                                                               ---------        ---------

NET  INCREASE IN CASH                                                408            5,589

CASH BEGINNING OF PERIOD                                           5,181
                                                               ---------        ---------

CASH END OF PERIOD                                             $   5,589        $   5,589
                                                               =========        =========

Note: The Company had no operations for the three months ended March 31, 2001.

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2001.

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

      This Quarterly Report of Lexicon United Incorporated for the fiscal quarter ended March 31, 2002 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

                           FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," the implementation of any successor to the Over-The-Counter Bulletin Board that we may not be eligible to list on, and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2. PLAN OF OPERATION

BACKGROUND.

We were incorporated on July 17, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We filed an Application for Authority to do business in the State of New York on July 24, 2001. We have been in the development stage since inception and have no operations to date other than issuing 7,000,000 shares of common stock, in the aggregate, to our three founding stockholders and issuing 1,450,000 shares of common stock, in the aggregate, in a private placements effected under Regulation S and Regulation D of the Securities Act.

We are a "blank check" or "shell" company that has no specific business plan or purpose other than to engage in a merger or acquisition with an unidentified company or companies. We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

      We own no real estate and have no full time employees. We have not had any operations since incorporation and will not have any operations of our own unless and until we effect a share exchange or other business combination with an operating entity.

RESULTS OF OPERATIONS

During the first fiscal quarter ended March 31, 2002, we incurred a net loss of $3,474. Expenses in the quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

During the period from inception (July 17, 2001) through March 31, 2002, we incurred a net loss of 39,411. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations since inception.

As of March 31, 2002, we had cash in the amount of $5,589 and we had a loan due from an officer in the amount of $100,000. As of such date we had total assets of $105,589.

As of March 31, 2002, we also had accrued expenses of $2,500. Our total liabilities were $2,500.

As of March 31, 2001, our total Stockholders' Equity was $103,089. As of such date we had a total accumulated deficit during the development stage of $39,411.

LIQUIDITY AND CAPITAL RESOURCES

We had $5,589 cash on hand at the end of the quarter and an amount due from an officer of $100,000. We had no other assets to meet ongoing expenses or debts that may accumulate as of such date. Since inception, we have accumulated a deficit (net loss) of $39,411.

In February 2002, we issued 210,000 shares of our common stock at a price per share of $0.05 for total gross proceeds of $10,500.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2002. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Our current management has informally agreed to continue rendering services to us without payment unless and until we complete an acquisition. In addition, offices are provided to us by our Secretary without charge.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us without charge and to accrue sums owed to them for expenses and expect payment reimbursement only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In February 2002, we issued 210,000 shares of our common stock at a price per share of $0.05 for total gross proceeds of $10,500. We relied on the exemption provided by Regulation S under the Securities Act in connection with the issuance of these shares without registration. The offer and sale of the shares was made outside of the United States to a non-U.S. person.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

None.

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 15, 2005

                                        LEXICON UNITED INCORPORATED

                                        By: /s/ Elie Saltoun
                                            ----------------------------------
                                            Chairman, CEO and Treasurer