Form 10QSB
period 2002-06-30
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

Yes X   No [_]

      The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002 are as follows:

     Class of Securities                            Shares Outstanding
  --------------------------                    -------------------------------
Common Stock, $0.001 par value                           8,450,000

Transitional Small Business Disclosure Format (check one): Yes [_] No X

ITEM 1. FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 2002

                                     ASSETS

CURRENT ASSETS
   Cash                                                               $   6,089
   Due from officer                                                     100,000
                                                                      ---------

     Total Assets                                                     $ 106,089
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                   $   2,500
                                                                      ---------

         Total Liabilities                                                2,500

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 8,450,000 issued and
      outstanding                                                         8,450
   Paid-in-capital                                                      134,050
   Deficit accumulated during development stage                         (38,911)
                                                                      ---------
     Total Stockholders' Equity                                         103,589
                                                                      ---------

                                                                      $ 106,089
                                                                      =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                     For the Period
                                                                     July 17, 2001
                                                                      (Inception)
                                Three Months Ended Six Months Ended       to
                                   June 30, 2002    June  30, 2002   June 30, 2002
                                   -------------    ----  --------   -------------
COSTS AND EXPENSES
   Selling, general and
     administrative                 $      (500)     $     2,974      $    38,911
                                    -----------      -----------      -----------

       Total Costs and Expenses            (500)           2,974           38,911
                                    -----------      -----------      -----------

NET INCOME (LOSS)                   $       500      $    (2,974)     $   (38,911)
                                    ===========      ===========      ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)         $      0.00      $     (0.00)     $     (0.01)
                                    ===========      ===========      ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                       8,450,000        8,430,608        8,045,287
                                    ===========      ===========      ===========

Note: The Company had no operation activities for the three and six months ended June 30, 2001.

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                 For the Period
                                                                                 July 17, 2001
                                                                                  (Inception)
                                                              Six Months Ended        to
                                                               June 30, 2002    June 30, 2002
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                   $  (2,974)        $ (38,911)
   Changes in operating assets and liabilities:
   Due from officer                                                                (100,000)
     Accounts payable                                              (6,518)
     Accrued expenses                                                (100)            2,500
                                                                ---------         ---------
              Net Cash Used in Operating Activities                (9,592)         (136,411)
                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                            10,500           142,500
                                                                ---------         ---------
               Net Cash Provided by Financing Activities           10,500           142,500
                                                                ---------         ---------

NET INCREASE IN CASH                                                  908             6,089

CASH BEGINNING OF PERIOD                                            5,181
                                                                ---------         ---------

CASH END OF PERIOD                                              $   6,089         $   6,089
                                                                =========         =========

Note: The Company had no operating activities for the three and six months ended June 30, 2001.

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2001.

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

      This Quarterly Report of Lexicon United Incorporated for the fiscal quarter ended June 30, 2002 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS

During the second quarter ended June 30, 2002, we incurred a net loss of $500. Expenses in the quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

During the six months ended June 30, 2002, we incurred a net loss of $2,974. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations since inception.

As of June 30, 2002, we had cash in the amount of $6,089 and we had a loan due from an officer in the amount of $100,000. As of such date we had total assets of $106,089.

As of June 30, 2002, we also had accrued expenses of $2,500. Our total liabilities were $2,500.

As of June 30, 2002, our total Stockholders' Equity was $103,589. As of such date we had a total accumulated deficit of $38,911.

LIQUIDITY AND CAPITAL RESOURCES

We had $6,089 cash on hand at the end of the quarter and an amount due from an officer of $100,000. We had no other assets to meet ongoing expenses or debts that may accumulate as of such date. Since inception, we have accumulated a deficit (net loss) of $38,911.

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

DATED: February 15, 2005

                                        LEXICON UNITED INCORPORATED

                                        By: /s/ Elie Saltoun
                                            ---------------------------------
                                            Chairman, CEO and Treasurer