Form 10QSB
period 2002-09-30
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

      The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002 are as follows:

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

                                  BALANCE SHEET
                               September 30, 2002


                                     ASSETS

CURRENT ASSETS
  Cash                                                                $      89
   Due from officer                                                     100,000
                                                                      ---------

     Total Assets                                                     $ 100,089
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                   $   2,500
                                                                      ---------

         Total Liabilities                                                2,500

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 8,450,000 issued and
      outstanding                                                         8,450
   Paid-in-capital                                                      134,050
   Deficit accumulated during development stage                         (44,911)
                                                                      ---------
     Total Stockholders' Equity                                          97,589
                                                                      ---------

                                                                      $ 100,089
                                                                      =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                        For the Period                        For the Period
                                                         July 17, 2001                        July 17, 2001
                                       Three Months       (Inception)       Nine Months         (Inception)
                                         Ended               to                Ended               to
                                      September 30,     September 30,      September 30,      September 30,
                                         2002               2001               2002               2002
                                      -----------        -----------        -----------        -----------
COSTS AND EXPENSES
   Selling, general and
     administrative                   $     6,000        $    15,418        $     8,974        $    44,911
                                      -----------        -----------        -----------        -----------

       Total Costs and Expenses             6,000             15,418              8,974             44,911
                                      -----------        -----------        -----------        -----------

NET  (LOSS)                           $    (6,000)       $   (15,418)       $    (8,974)       $   (44,911)
                                      ===========        ===========        ===========        ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)           $     (0.00)       $     (0.00)       $     (0.00)       $     (0.00)
                                      ===========        ===========        ===========        ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                         8,450,000          7,140,000          8,437,143          8,129,909
                                      ===========        ===========        ===========        ===========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                            For the Period                    For the Period
                                                            July 17, 2001                      July 17, 2001
                                                              (Inception)      Nine Months     (Inception)
                                                                  to              Ended             to
                                                             September 30,    September 30,    September 30,
                                                                 2001             2002             2002
                                                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (15,418)       $  (8,974)       $ (44,911)
  Changes in operating assets and liabilities:
     Due from officer                                                                             (100,000)
     Accounts payable                                                              (6,518)
     Accrued expenses                                              7,839             (100)           2,500
                                                               ---------        ---------        ---------
              Net Cash Used in Operating Activities               (7,579)         (15,592)        (142,411)
                                                               ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                           84,000           10,500          142,500
                                                               ---------        ---------        ---------
               Net Cash Provided by Financing Activities          84,000           10,500          142,500
                                                               ---------        ---------        ---------

NET (DECREASE) INCREASE IN CASH                                   76,421           (5,092)              89

CASH BEGINNING OF PERIOD                                                            5,181
                                                               ---------        ---------        ---------

CASH END OF PERIOD                                             $  76,421        $      89        $      89
                                                               =========        =========        =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2001.

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

      This Quarterly Report of Lexicon United Incorporated for the fiscal quarter ended September 30, 2002 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS

During the third quarter ended September 30, 2002, we incurred a net loss of $6,000. Expenses in the quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

During the nine months ended September 30, 2002, we incurred a net loss of $8,974. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations since inception.

As of September 30, 2002, we had cash in the amount of $89 and we had a loan due from an officer in the amount of $100,000. As of such date we had total assets of $100,089.

As of September 30, 2002, we also had accrued expenses of $2,500. Our total liabilities were $2,500.

As of September 30, 2002, our total Stockholders' Equity was $97,589. As of such date we had a total accumulated deficit of $44,911.

LIQUIDITY AND CAPITAL RESOURCES

We had $89 cash on hand at the end of the quarter and an amount due from an officer of $100,000. We had no other assets to meet ongoing expenses or debts that may accumulate as of such date. Since inception, we have accumulated a deficit (net loss) of $44,911.

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