Form 10KSB
period 2002-12-31
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File No. 000-33131

                        LEXICON UNITED INCORPORATED, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                      06-1625312
           --------                                      ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

           54 Pine Street
              4th Floor
         New York, NY 10005                              (212) 809 - 8009
(Address of Principal Executive Office)                 (Issuer Telephone No.
                                                        Including Area Code)

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

      The aggregate market value of the 1,240,000 shares of common stock of the registrant held by non-affiliates on December 31, 2002, was not determinable.

      At December 31, 2002, a total of 8,240,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS

PART I....................................................................................................4

Item 1.  Description of Business..........................................................................4

Item 2.  Description of Property..........................................................................9

Item 3.  Legal Proceedings................................................................................9

Item 4.  Submission of Matters to a Vote of Security Holders..............................................9

PART II...................................................................................................10

Item 5.  Market for Common Equity and Related Stockholder Matters.........................................10

Item 6.  Management's Discussion and Analysis or Plan of  Operation.......................................11

Item 7.  Financial Statements.............................................................................17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................................................17

PART III..................................................................................................17

Item 9.  Directors and Executive Officers of the Registrant...............................................17

Item 10. Executive Compensation...........................................................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management
 and Related Stockholder Matters..........................................................................20

Item 12. Certain Relationships and Related Transactions...................................................20

Item 13. Exhibits, List and Reports on Form 8-K...........................................................21

Signatures................................................................................................22

Financial Statements......................................................................................F-1

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

This Annual Report of Lexicon United Incorporated for the fiscal year ended December 31, 2002 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

Lexicon United Incorporated was incorporated on July 17, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lexicon filed an Application for Authority to do business in the State of New York on July 24, 2001. Lexicon has no operations to date other than issuing 7,000,000 shares of common stock, in the aggregate, to Lexicon's three founding stockholders and issuing 1,450,000 shares of common stock, in the aggregate, in private placements effected under Regulation S and Regulation D of the Securities Act.

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

Our principal executive office as of December 31, 2002 was located at 54 Pine Street, 4th Floor, New York, New York 10005. The telephone number at our principal executive office is (212) 809-8009. The facsimile number is (212) 809-8016.

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

HOLDERS

Lexicon has issued an aggregate of 8,450,000 shares of its common stock to 59 people. The issued and outstanding shares of Lexicon's common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulations S and D promulgated under the Securities Act.

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

In February 2002, Lexicon issued 210,000 shares of common stock at a price per share of $0.05 for total gross proceeds of $10,500. Lexicon relied on Regulation D and Regulation S promulgated under the Securities Act of 1933 in effecting the offering.

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

RESULTS OF OPERATIONS

During the fiscal year ended December 31, 2002, we had no revenues and incurred a net loss of $9,063. Expenses during this period related primarily to accounting, legal and miscellaneous general and administrative fees.

As of December 31, 2002, we had no cash and we had a loan due from an officer in the amount of $100,000. As of such date we had total assets of $100,000.

As of December 31, 2002, we also accrued expenses of $2,500. Our total liabilities were $2,500.

As of December 31, 2002, our total Stockholders' Equity was $97,500. As of such date we had a total accumulated deficit of $45,000.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash and a loan due from an officer in the amount of $100,000 at December 31, 2002. These are the only assets that we have to meet ongoing expenses or debts that may accumulate. As of such date, we had accumulated a deficit (net loss) of $45,000. We have accrued expenses of $2,500.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $20,000 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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


NAME                      AGE    POSITIONS HELD        EXPERIENCE
Jeffrey G. Nunez          42     President,            From September 2000 to present, Jeffrey G. Nunez has served
                                 Treasurer and         as the Senior Director of Investments and Operations at
                                 Director since        Chicago Investment Group, Inc.  Mr. Nunez is also the owner
                                 inception             of Broad Street Capital, Inc.  Through Broad Street Capital,
                                                       Mr. Nunez opened up the office of supervisory jurisdiction of
                                                       Chicago Investment Group. From October 1995 to January 1997,
                                                       Mr. Nunez worked at Commonwealth Associates, Inc. as the
                                                       Senior Vice President of Investments. From January 1997 to
                                                       August 1999, Mr. Nunez worked at Fordham Financial Management,
                                                       Inc. as the Senior Vice President of Investments. From August
                                                       1999 to September 2000, Mr. Nunez, served as the Senior Vice
                                                       President of Investments for Providential Securities Inc. and
                                                       through Broad Street Capital, Mr. Nunez opened the office of supervisory jurisdiction for Providential.


NAME                      AGE    POSITIONS HELD        EXPERIENCE

Elie Saltoun              61     Vice President,       Elie Saltoun is a director of, and was (until April 2, 2001)
                                 Secretary and         the Chief Executive Officer and President of, PanAgra
                                 Director since        International Corporation.  PanAgra is now called Minghua
                                 inception             Group International Holdings Limited and it is a   company
                                                       that develops and manufactures hybrid vehicles powered by a combination of a combustion diesel engine and an electric
                                                       power system. During the period that Mr. Saltoun was the Chief
                                                       Executive Officer and President of PanAgra (from October 1998 through April 2001), it was a blank check company. He has been an entrepreneur and private investor since 1972. Mr. Saltoun is a Managing Director of First Pacific Capital Ltd., and has
                                                       extensive experience in Brazil and the Middle East in export securitization, cross currency transactions, and pre-export financing transactions essential to commodities production and distribution.

Ronald C. H. Lui          51     Assistant Treasurer   Ronald C. H. Lui became the Chief Executive Officer and
                                                       President of Minghua Group International Holdings Limited, a
                                                       company that develops and manufactures hybrid vehicles
                                                       powered by a combination of a combustion diesel engine and an electric power system, on April 2, 2001.  During the five
                                                       years prior to that, Mr. Lui worked for Fuller International
                                                       Development Ltd., an international real estate development firm, as the Southeast Asia Regional Director.  Mr. Lui is also the President and sole director of CH Ventures, Inc.

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

ITEM 10. EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

During the period from inception (July 17, 2001) through December 31, 2002, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

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

      NAME AND ADDRESS OF           AMOUNT OF BENEFICAL OWNERSHIP              PERCENTAGE
       BENEFICIAL OWNER                                                         OF CLASS
C. H. Ventures, Inc.(1)                     4,000,000                           48.54%
54 Pine Street, 4th Floor
New York, NY 10005

Ronald C. H. Lui (2)                        4,000,000                           48.54%
54 Pine Street, 4th Floor
New York, New York  10005

Elie Saltoun                                2,000,000                           24.27%
54 Pine Street, 4th Floor
New York, NY 10005

Jeffrey G. Nunez                            1,000,000                           12.14%
54 Pine Street, 4th Floor
New York, NY 10005

All Executive Officers and Directors as a   7,000,000                           84.95%
           Group (3 People)

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

-----------------------------

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

Date: February 15, 2005

                                   LEXICON UNITED INCORPORATED



                                   By: /s/ Elie Saltoun
                                       -----------------------------------
                                       Elie Saltoun
                                       Chief Executive Officer,
                                       President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                 Title                                  Date
              ---------                                 -----                                  ----
           /s/ Elie Saltoun                                                               February 15, 2005
           ----------------
             Elie Saltoun                CEO, President and Treasurer

           /s/ Jeffrey Nunez             Secretary and Director                           February 15, 2005
           -----------------
             Jeffrey Nunez

                          AUDITED FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED

                          (A Development Stage Company)

                                DECEMBER 31, 2002

CONTENTS

--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm         Page   1

Balance Sheets                                                         2

Statements of Operations                                               3

Statements of Cash Flows                                               4

Statements of Stockholders' Equity                                     5

Notes to Financial Statements                                          6

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
New York, NY

We have audited the accompanying balance sheet of Lexicon United Incorporated (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and for the period July 17, 2001 to December 31, 2001. These financial statements are the responsibility of Lexicon United Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period July 17, 2001 to December 31, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred a net loss of $45,000 since inception and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                          /s/ Meyler & Company, LLC

Middletown, NJ
December 29, 2004

                           LEXICON UNITED INCORPORATED

                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         December 31,
                                                                 --------------------------

                                                                    2002             2001
                                                                 ---------        ---------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                           $   5,181
   Due from officer                                              $ 100,000          100,000
                                                                 ---------        ---------

     Total Assets                                                $ 100,000        $ 105,181
                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $   6,518
   Accrued expenses                                              $   2,500            2,600
                                                                 ---------        ---------
         Total Liabilities                                           2,500            9,118

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 8,450,000 in 2002 and
     8,240,000 in 2001 issued and  outstanding                       8,450            8,240
   Paid-in-capital                                                 134,050          123,760
   Deficit accumulated during development stage                    (45,000)         (35,937)
                                                                 ---------        ---------
     Total Stockholders' Equity                                     97,500           96,063
                                                                 ---------        ---------

                                                                 $ 100,000        $ 105,181
                                                                 =========        =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                           For the Period
                                                         For the Period      July 17, 2001
                                                         July 17, 2001      (Inception)
                                       Year Ended             to                to
                                      December 31,       December 31,       December 31,
                                         2002               2001                2002
                                      -----------        -----------        -----------
COSTS AND EXPENSES
   Selling, general and
     administrative                   $     9,063        $    35,937        $    45,000
                                      -----------        -----------        -----------

       Total Costs and Expenses             9,063             35,937             45,000
                                      -----------        -----------        -----------

NET  (LOSS)                           $    (9,063)       $   (35,937)       $   (45,000)
                                      ===========        ===========        ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)           $     (0.00)       $     (0.00)       $     (0.00)
                                      ===========        ===========        ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                         8,440,384          7,627,665          8,185,263
                                      ===========        ===========        ===========

SUPPLEMENTAL DATA:

  None

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                               For the Period
                                                                              For the Period    July 17, 2001
                                                                               July 17, 2001    (Inception)
                                                               Year Ended          to                to
                                                              December 31,      December 31,    December 31,
                                                                  2002            2001              2002
                                                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (9,063)       $ (35,937)       $ (45,000)
  Changes in operating assets and liabilities:
     Due from officer                                                            (100,000)        (100,000)
     Accounts payable                                             (6,518)           6,518
     Accrued expenses                                               (100)           2,600            2,500
                                                               ---------        ---------        ---------
              Net Cash Used in Operating Activities              (15,681)        (126,819)        (142,500)

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                             10,500          132,000          142,500
                                                               ---------        ---------        ---------
               Net Cash Provided by Financing Activities          10,500          132,000          142,500
                                                               ---------        ---------        ---------

NET (DECREASE) INCREASE IN CASH                                   (5,181)           5,181

CASH BEGINNING OF PERIOD                                           5,181
                                                               ---------        ---------        ---------

CASH END OF PERIOD                                             $                $   5,181        $
                                                               =========        =========        =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       July 17, 2001 to December 21, 2002


                                                        Common Stock               Additional
                                                -----------------------------      Contributed      Accumulated
                                                  Shares            Amount           Capital           Deficit            Total
                                                -----------       -----------       -----------      -----------       -----------
Issuance of common stock @ $0.01 per share        7,000,000       $     7,000       $    63,000                        $    70,000

Issuance of common stock @ $0.05 per share        1,240,000             1,240            60,760                             62,000

Net loss for the period July 17, 2001 to
   December 31, 2001                                                                                 $   (35,937)          (35,937)

Balance, December 31, 2001                        8,240,000             8,240           123,760           35,967            96,063

Issuance of common stock @ $0.05 per share          210,000               210            10,290                             10,500

Net loss for year ended December 31, 2002                                                                 (9,063)           (9,063)
                                                -----------       -----------       -----------      -----------       -----------

Balance, December 31, 2002                        8,450,000       $     8,450       $   134,050      $   (45,000)      $    97,500
                                                ===========       ===========       ===========      ===========       ===========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Net Loss Per Common Share

      The Company computes per share amounts in accordance with Statement of Financial Accounting standards ("SFAS") No. 128, "Earnings per Share." SFAS per share ("EPS") requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

NOTE B - GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $45,000 since inception and is considered a company in the development stage. Management's plans are to seek a viable merger candidate which is a going concern and reverse merge with it. It also seeks to raise equity capital for working capital and potential capital projects. However, even if the Company does find a viable merger candidate to reverse merge, and raises equity capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - INCOME TAXES

      The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2001, these differences resulted in a deferred tax asset of approximately $9,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2002.

      The Company's net operating loss carry forward amounted to $45,000 which will expire through 2017.

NOTE D- STOCKHOLDERS' EQUITY

      Issuance of Common Stock

      In February 2002, the Company issued 210,000 shares of its common stock to a shareholder @ $0.05 per share.

                           LEXICON UNITED INCORPORATED
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2002

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