Form 10QSB
period 2003-03-31
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          COMMISSION FILE NO. 000-33131

                           LEXICON UNITED INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                      06-1625312
    ------------------------------                    -----------------------
   (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
    incorporation or organization)

        54 Pine Street
        4th Floor
        New York, NY                                           10005
 --------------------------------------                     -----------
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

Yes _X_   No ___

         The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003 are as follows:

        Class of Securities                            Shares Outstanding
  ------------------------------                    -----------------------
  Common Stock, $0.001 par value                           8,450,000

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

ITEM 1.     FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 March 31, 2003


                                     ASSETS

CURRENT ASSETS

   Due from officer                                                   $ 100,000
                                                                      ---------

     Total Assets                                                     $ 100,000
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                   $   2,500
                                                                      ---------

         Total Liabilities                                                2,500

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 8,450,000 issued and
      outstanding                                                         8,450
   Paid-in-capital                                                      134,050
   Deficit accumulated during development stage                         (45,000)
                                                                      ---------
     Total Stockholders' Equity                                          97,500
                                                                      ---------

                                                                      $ 100,000
                                                                      =========


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS

                                                                For the Period
                                                                 July 17, 2001
                                           Three Months Ended   (Inception) to
                                             March 31, 2002     March 31, 2003
                                           ------------------   --------------
COSTS AND EXPENSES
   Selling, general and

     administrative                            $     3,474        $    45,000
                                               -----------        -----------

       Total Costs and Expenses                      3,474             45,000
                                               -----------        -----------

NET  (LOSS)                                    $    (3,474)       $   (45,000)
                                               ===========        ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)                    $     (0.00)       $     (0.00)
                                               ===========        ===========


WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                                  8,411,000          8,223,569
                                               ===========        ===========


Note: The Company had no operating activities for the three months ended
      March 31, 2003.


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                                                For the Period
                                                                 July 17, 2001
                                           Three Months Ended   (Inception) to
                                             March 31, 2002     March 31, 2003
                                           ------------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $  (3,474)       $ (45,000)
  Changes in operating assets and liabilities:
    Due from officer                              (100,000)
    Accounts payable                                (6,518)
    Accrued expenses                                  (100)           2,500
                                                 ---------        ---------
     Net Cash Used in Operating Activities         (10,092)        (142,500)
                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                             10,500          142,500
                                                 ---------        ---------
     Net Cash Provided by Financing Activities      10,500          142,500
                                                 ---------        ---------

NET INCREASE IN CASH                                   408

CASH BEGINNING OF PERIOD                             5,181
                                                 ---------        ---------

CASH END OF PERIOD                               $   5,589
                                                 =========        =========


Note: The Company had no operating activities for the three months ended
      March 31, 2003.



                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2002.

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

         This Quarterly Report of Lexicon United Incorporated for the fiscal quarter ended March 31, 2003 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS

During the first fiscal quarter ended March 31, 2003, we had no operating activities. We did not incur any expenses and we did not receive any revenues. Lexicon was dormant during the entire quarter.

Lexicon incurred a net loss of $3,474 for the quarter ended March 31, 2002. Expenses in the quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

As of March 31, 2003, we had no cash and we had a loan due from an officer in the amount of $100,000. As of such date we had total assets of $100,000.

As of March 31, 2003, we also had accrued expenses of $2,500. Our total liabilities were $2,500.

As of March 31, 2003, our total Stockholders' Equity was $97,500. As of such date we had a total accumulated deficit during the development stage of $45,000.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash on hand at the end of the quarter and an amount due from an officer of $100,000. We had no other assets to meet ongoing expenses or debts that may accumulate as of such date. Since inception, we have accumulated a deficit (net loss) of $45,000.

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

ITEM 3.           CONTROLS AND PROCEDURES

         Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of March 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

         There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 15, 2005

                                                LEXICON UNITED INCORPORATED


                                                By: /s/ Elie Saltoun
                                                    ---------------------------
                                                    Chairman, CEO and Treasurer

                                  EXHIBIT INDEX

Exhibit
No.               Description
-------           -----------

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.