Form 10QSB
period 2003-09-30
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

Yes X No [_]

      The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003 are as follows:

           Class of Securities                           Shares Outstanding
           -------------------                           ------------------
    Common Stock, $0.001 par value                           4,450,000

Transitional Small Business Disclosure Format (check one): Yes [_] No X

ITEM 1. FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET
                               September 30, 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                   $   2,500
                                                                      ---------

         Total Liabilities                                            $   2,500
                                                                      =========

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      none outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 4,450,000 issued and
      outstanding                                                         4,450
   Paid-in-capital                                                       98,050
   Deficit accumulated during development stage                        (105,000)
                                                                      ---------
     Total Stockholders' Equity                                          (2,500)
                                                                      ---------
                                                                      $
                                                                      =========


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                                                For the Period
                                                                                                                 July 17, 2001
                                                                                                                  (Inception)
                                           Three Months Ended                     Nine Months Ended                   to
                                              September 30,                         September  30,               September 30,
                                         2003               2002               2003               2002               2003
                                      -----------        -----------        -----------        -----------        -----------
COSTS AND EXPENSES-
   Selling, general and
      administrative                  $    60,000        $     6,000        $    60,000        $     8,974        $   105,000
                                      -----------        -----------        -----------        -----------        -----------

       Total Costs and Expenses            60,000              6,000             60,000              8,974            105,000
                                      -----------        -----------        -----------        -----------        -----------

NET (LOSS)                            $   (60,000)       $    (6,000)       $   (60,000)       $    (8,974)       $  (105,000)
                                      ===========        ===========        ===========        ===========        ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)           $     (0.01)       $                  $     (0.01)       $                  $     (0.01)
                                      ===========        ===========        ===========        ===========        ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                         5,971,739          8,450,000          7,614,835          8,437,143          7,140,000
                                      ===========        ===========        ===========        ===========        ===========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                              For the Period
                                                                                              July 17, 2001
                                                                   Nine Months Ended         (Inception) to
                                                                     September 30,            September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                             2003             2002             2003
                                                              ---------        ---------        ---------
   Net loss                                                   $ (60,000)       $  (8,974)       $(105,000)
   Changes in operating assets and liabilities:
     Due from officer                                           100,000
     Accounts payable                                                             (6,518)
     Accrued expenses                                                               (100)           2,500
                                                              ---------        ---------        ---------
              Net Cash Provided by (Used in) Operating

                  Activities                                     40,000          (15,592)        (102,500)
                                                              ---------        ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Cancellation of common stock issuances                       (40,000)
   Sale of common stock                                                           10,500          102,500
                                                              ---------        ---------        ---------
               Net Cash Provided by (Used In) Financing

                   Activities                                   (40,000)          10,500          102,500
                                                              ---------        ---------        ---------

NET `INCREASE IN CASH                                                             (5,092)

CASH BEGINNING OF PERIOD                                                           5,181
                                                              ---------        ---------        ---------

CASH END OF PERIOD                                            $                $      89        $
                                                              =========        =========        =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2002.

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

This Quarterly Report of Lexicon United Incorporated for the fiscal quarter ended September 30, 2003 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

$60,000 Write Off

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

On August 4, 2003, the board of directors cancelled the shares originally issued to the Assistant Treasurer and wrote off the $60,000 balance of the amount provided to such officer.

The Assistant Treasurer was also removed from his position as Assistant Treasurer on August 4, 2003.

Three Month Comparison

During the third quarter ended September 30, 2003, we incurred a net loss of $60,000. As described above, expenses in the quarter were related to the write off of a $100,000 receivable from a former officer of the Company and the cancellation of 4,000,000 shares of our common stock held by such officer having a value of $40,000. The net amount, $60,000, was written off at the end of the quarter. The Company paid no rent or salaries and had no operations during the quarter.

During the third quarter ended September 30, 2002, we incurred a net loss of $6,000. Expenses in the quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

Nine Month Comparison

During the nine months ended September 30, 2003, we incurred a net loss of $60,000. As described above, expenses in the nine month period were related to the write off of a $100,000 receivable from a former officer of the Company and the cancellation of 4,000,000 shares of our common stock held by such officer having a value of $40,000. The net amount, $60,000, was written off at the end of the quarter. The Company paid no rent or salaries and had no operations during the quarter.

During the nine months ended September 30, 2002, we incurred a net loss of $8,974. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations since inception.

Balance Sheet Items

As of September 30, 2003, we had no cash and no other assets. As of such date we had total assets of $0.

As of September 30, 2003, we also had accrued expenses of $2,500. Our total liabilities were $2,500.

As of September 30, 2003, our total Stockholders' Deficiency was $2,500. As of such date we had a total accumulated deficit of $105,000.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash on hand at the end of the quarter and no other assets. We have no assets to meet ongoing expenses or debts that may accumulate as of such date. Since inception, we have accumulated a deficit (net loss) of $105,000.

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

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED: February 15, 2005

                                        LEXICON UNITED INCORPORATED

                                        By:  /s/ Elie Saltoun
                                             ----------------------------------
                                             Chairman, CEO and Treasurer

                                  EXHIBIT INDEX

Exhibit
No.          Description
---          -----------

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.