Form 10KSB
period 2003-12-31
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                          Commission File No. 000-33131

                        LEXICON UNITED INCORPORATED, INC.
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                    06-1625312
             --------                                    ----------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

              54 Pine Street
                 4th Floor                            (212) 809 - 8009
            New York, NY 10005
  (Address of Principal Executive Office)            (Issuer Telephone No.
                                                     Including Area Code)

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

YES X NO [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issues revenues for its most recent fiscal year were $-0-.

      The aggregate market value of the 1,450,000 shares of common stock of the registrant held by non-affiliates on December 31, 2003, was not determinable.

      At December 31, 2003, a total of 4,450,000 shares of common stock were outstanding.

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

Item 4.  Submission of Matters to a Vote of Security Holders..............................................9

PART II...................................................................................................10

Item 5.  Market for Common Equity and Related Stockholder Matters.........................................10

Item 6.  Management's Discussion and Analysis or Plan of  Operation.......................................11

Item 7.  Financial Statements.............................................................................18

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................................................18

PART III..................................................................................................18

Item 9.  Directors and Executive Officers of the Registrant...............................................18

Item 10. Executive Compensation...........................................................................20

Item 11. Security Ownership of Certain Beneficial Owners and Management
 and Related Stockholder Matters..........................................................................21

Item 12. Certain Relationships and Related Transactions...................................................21

Item 13. Exhibits, List and Reports on Form 8-K...........................................................21

Signatures................................................................................................21

Financial Statements......................................................................................F-1

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

      This Annual Report of Lexicon United Incorporated for the fiscal year ended December 31, 2003 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

In August 2003, Lexicon cancelled 4,000,000 of the shares that were issued to an affiliate of Ronald C. H. Lui, one of Lexicon's founders who was also the Assistant Treasurer of the Company, because the Company discovered that $100,000 placed in the custody of Mr. Lui in order for him to seek business combinations in Asia was not used for the intended purposes and that he absconded with the funds and has not returned to the United States. The $100,000 that was placed in the custody of the Assistant Treasurer was accounted for as an amount due from a stockholder. On August 4, 2003, when the board of directors cancelled the shares originally issued to the Assistant Treasurer's affiliate it also wrote off the $60,000 balance of the amount provided to such officer. At such time, the Assistant Treasurer was also removed from his position as Assistant Treasurer.

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

Our principal executive office as of December 31, 2003 was located at 54 Pine Street, 4th Floor, New York, New York 10005. The telephone number at our principal executive office is (212) 809-8009. The facsimile number is (212) 809-8016.

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

EMPLOYEES

Jeffrey G. Nunez is the President and Treasurer of Lexicon and a member of Lexicon's Board of Directors. Elie Saltoun is the Vice President and Secretary of Lexicon and a member of Lexicon's Board of Directors. Other than Messrs. Nunez and Saltoun, Lexicon does not have any officers or directors. Lexicon has no employees nor are there any persons other than Messrs. Nunez and Saltoun who devote any of their time to Lexicon's affairs. References in this report to management of Lexicon are intended to be reference only to Messrs. Nunez and Saltoun. The inability at any time of Messrs. Nunez and Saltoun to devote sufficient attention to Lexicon could have a material adverse impact on its operations.

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

HOLDERS

Lexicon has issued an aggregate of 4,450,000 shares of its common stock to 58 people. The issued and outstanding shares of Lexicon's common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulations S and D promulgated under the Securities Act.

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

Lexicon may pay a finder's fee or similar compensation to persons (other than Messrs. Nunez or Saltoun or their respective affiliates) who locate an acquisition target for the Company if a business combination with that target is ultimately consummated. Lexicon will not, however, pay a finder's fee or similar compensation to Messrs. Nunez or Saltoun or to any of their respective affiliates. If a finder's fee is paid, Lexicon anticipates that the finder's fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, warrants to purchase restricted common stock issued by the Company as part of the terms of the transaction or cash consideration. Any finder's fee, whether in cash or equity, will be approved in advance by Lexicon's board of directors and will not be in excess of customary finder's fees for this type of transaction. Management believes that finder's fees for blank check business combination transactions range from 1% and 5% of the size of the transaction value.

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

As part of any potential transaction, the target company may require that Messrs. Nunez or Saltoun may sell all or a portion of their shares to the target company, or the principals or owners of the target company. The sales price of these shares may be lower or higher than the anticipated market price, if any, of Lexicon's common stock at that time. Lexicon's shareholders will not be provided the opportunity to approve or consent to this type of sale. Furthermore, any or all of Messrs. Nunez and Saltoun may actively negotiate for the purchase of their respective common stock as a condition to or in connection with a proposed business combination with a target company. The terms of this type of sale will probably not be afforded to other stockholders of the Company. The opportunity to sell all or a portion of the shares held by these controlling stockholders in connection with a business combination may influence their decision to enter into a specific transaction. This description of potential sales by Lexicon's current controlling stockholders is not the subject of any agreement, bylaw provision, charter provision or board resolution. Other than amounts received in connection with the sale of their shares and amounts received, if any, for services rendered to Lexicon by these controlling stockholders or their affiliates, management does not expect these controlling stockholders or their affiliates to receive any additional cash or property in connection with a business combination with a target company.

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

RESULTS OF OPERATIONS

Fiscal Year 2003 vs. Fiscal Year 2002

Fiscal Year 2003. During the fiscal year ended December 31, 2003, we had no revenues and incurred a net loss of $61,057. As described above, expenses in the nine month period were related to the write off of a $100,000 receivable from a former officer of the Company and the cancellation of 4,000,000 shares of our common stock held by such officer having a value of $40,000. The net amount, $60,000, was written off at the end of the third quarter of 2003. The Company paid no rent or salaries and had no operations during the fiscal year ended December 31, 2003.

Fiscal Year 2002. During the fiscal year ended December 31, 2002, we had no revenues and incurred a net loss of $9,036. Expenses during this period related primarily to accounting, legal and miscellaneous general and administrative fees.

COMPARISON OF BALANCE SHEET ITEMS

As of December 31, 2003, we had no cash and no other assets. As of such date we had total assets of $0. As of December 31, 2002, we had no cash and a $100,000 due from an officer. We had total assets of $100,000 as of December 31, 2002.

As of December 31, 2003, we had accounts payable of $957 and accrued expenses of 2,600. As of December 31, 2002, we had accrued expenses of $2,500. Our total liabilities as of December 31, 2003 were $3,557. Our total liabilities as of December 31, 2002 were $2,500.

As of December 31, 2003, our total Stockholders' Deficiency was $3,557. As of such date we had a total accumulated deficit of $106,057. As of December 31, 2002, we had total Stockholders' Equity $97,500. As of such date we had a total accumulated deficit of $45,000.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or any other assets as of December 31, 2003. We have no assets to meet ongoing expenses or debts that may accumulate. As of such date, we had accumulated a deficit (net loss) of $106,057. We have accounts payable of 957 and accrued expenses of $2,600.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $20,000 in the fiscal year ending December 31, 2004. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 8A. CONTROLS AND PROCEDURES.

      Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

      There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is the name of the directors and officers of Lexicon, their ages, all positions and offices that they hold with Lexicon, the period during which they have served as such, and the business experience during at least the last five years.

NAME                      AGE    POSITIONS HELD        EXPERIENCE
Jeffrey G. Nunez          43     President,            From September 2000 to present, Jeffrey G. Nunez has served
                                 Treasurer and         as the Senior Director of Investments and Operations at
                                 Director since        Chicago Investment Group, Inc.  Mr. Nunez is also the owner
                                 inception             of Broad Street Capital, Inc.  Through Broad Street Capital,
                                                       Mr. Nunez opened up the office of supervisory jurisdiction of
                                                       Chicago Investment Group. From October 1995 to January 1997,
                                                       Mr. Nunez worked at Commonwealth Associates, Inc. as the
                                                       Senior Vice President of Investments. From January 1997 to
                                                       August 1999, Mr. Nunez worked at Fordham Financial Management,
                                                       Inc. as the Senior Vice President of Investments. From August
                                                       1999 to September 2000, Mr. Nunez, served as the Senior Vice
                                                       President of Investments for Providential Securities Inc. and
                                                       through Broad Street Capital, Mr. Nunez opened the office of supervisory jurisdiction for Providential.


NAME                      AGE    POSITIONS HELD        EXPERIENCE
Elie Saltoun              62     Vice President,       Elie Saltoun is a director of, and was (until April 2, 2001)
                                 Secretary and         the Chief Executive Officer and President of, PanAgra
                                 Director since        International Corporation.  PanAgra is now called Minghua
                                 inception             Group International Holdings Limited and it is a   company
                                                       that develops and manufactures hybrid vehicles powered by a combination of a combustion diesel engine and an electric
                                                       power system. During the period that Mr. Saltoun was the Chief
                                                       Executive Officer and President of PanAgra (from October 1998 through April 2001), it was a blank check company. He has been an entrepreneur and private investor since 1972. Mr. Saltoun is a Managing Director of First Pacific Capital Ltd., and has
                                                       extensive experience in Brazil and the Middle East in export securitization, cross currency transactions, and pre-export financing transactions essential to commodities production and distribution.


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

Messrs. Nunez and Mr. Saltoun beneficially own in the aggregate 3,000,000 shares of Lexicon's common stock constituting 67% of the outstanding capital stock of Lexicon. At the time of a business combination, some or all of the shares of common stock beneficially owned by Messrs. Nunez and Saltoun may be purchased by the target company or redeemed by Lexicon. The amount of common stock sold or that will be owned by Messrs. Nunez and Saltoun after a business combination cannot be determined at this time.

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

COMMITTEES AND BOARD MEETINGS

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function although we intend to form such committees in the future after we combine with an operating entity.

NO AUDIT COMMITTEE FINANCIAL EXPERT

We do not have any audit committee financial expert serving on our board of directors. We are currently a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, we have no capital resources and very little business or financial activity. Therefore, we could not afford to retain a qualified audit committee financial expert, nor does our business or financial activities currently require the retention of such an expert.

ITEM 10. EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

During the period from inception (July 17, 2001) through December 31, 2003, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

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

     NAME AND ADDRESS OF          AMOUNT OF BENEFICAL OWNERSHIP               PERCENTAGE
      BENEFICIAL OWNER                                                         OF CLASS
Elie Saltoun                                2,000,000                           44.9%
54 Pine Street, 4th Floor
New York, NY 10005

Jeffrey G. Nunez                            1,000,000                           22.5%%
54 Pine Street, 4th Floor
New York, NY 10005

All Executive Officers and Directors as a   7,000,000                           67.4%
           Group (2 People)

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

      Messrs. Nunez and Saltoun are directors and officers of Lexicon and Mr. Lui was Lexicon's Assistant Treasurer. In August 2003, Mr. Lui's shares were cancelled by the board of directors of the Company because Mr. Lui failed to repay to the Company $100,000 that he was holding in trust for the Company as he looked for merger opportunities in Asia.

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

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

*2.1                       Certificate of Incorporation

*2.2                       Bylaws

14                         Code of Ethics

31                         Rule 13a-14(a)/15d-14(a) Certifications

32                         Section 1350 Certifications

----------------------------

* Filed as an Exhibit to Lexicon's Registration Statement on Form 10-SB, filed August 28, 2001.

(B) REPORTS ON FORM 8-K.

      No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for each of the fiscal year ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,000 and $5,000, respectively.

AUDIT RELATED FEES

      The aggregate fees billed in the fiscal year ended December 31, 2003 and 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

      The aggregate fees billed in the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

      The aggregate fees billed in the fiscal years ended December 31, 2002 and 2001 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

      On December 1, 2004 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2003 and the quarterly reviews for the subsequent fiscal quarters of 2004 through the review for the quarter ended September 30, 2004 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

      The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 15, 2005

                                    LEXICON UNITED INCORPORATED



                                    By: /s/ Elie Saltoun
                                        --------------------------------------
                                        Elie Saltoun
                                        Chief Executive Officer,
                                        President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
           /s/ Elie Saltoun                                                               February 15, 2005
           ----------------
             Elie Saltoun                CEO, President and Treasurer and
                                         Director

           /s/ Jeffrey Nunez             Secretary and Director                           February 15, 2005
           -----------------
             Jeffrey Nunez

                          AUDITED FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)
                                DECEMBER 31, 2003

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
New York, NY

We have audited the accompanying balance sheet of Lexicon United Incorporated (a Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of Lexicon United Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred a net loss of $106,057 since inception and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                      /s/ Meyler & Company, LLC

Middletown, NJ
December 29, 2004

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                             December 31,
                                                                     --------------------------
                                                                       2003             2002
                                                                     ---------        ---------
                                     ASSETS

CURRENT ASSETS
   Due from officer                                                                   $ 100,000
                                                                     ---------        ---------

     Total Assets                                                    $                $ 100,000
                                                                     =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $     957
   Accrued expenses                                                      2,600        $   2,500
                                                                     ---------        ---------

         Total Liabilities                                               3,557            2,500

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized,  issued and outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 4,450,000 in 2003 and
     8,450,000 in 2002 issued and  outstanding                           4,450            8,450
   Paid-in-capital                                                      98,050          134,050
   Deficit accumulated during development stage                       (106,057)         (45,000)
                                                                     ---------        ---------

     Total Stockholders' Equity                                         (3,557)          97,500
                                                                     ---------        ---------

                                                                     $                $ 100,000
                                                                     =========        =========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                            For the Period
                                                                            July 17, 2001
                                                 Year Ended                  (Inception)
                                                December 31,                      to
                                      ------------------------------         December 31,
                                          2003               2002               2003
                                      -----------        -----------        -----------
COSTS AND EXPENSES
   Selling, general and
     administrative                   $    61,057        $     9,036        $   106,057
                                      -----------        -----------        -----------

       Total Costs and Expenses            61,057              9,036            106,057
                                      -----------        -----------        -----------

NET (LOSS)                            $   (61,057)       $    (9,036)       $  (106,057)
                                      ===========        ===========        ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)           $     (0.00)       $     (0.00)       $     (0.01)
                                      ===========        ===========        ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                         6,817,123          8,440,384          7,628,551
                                      ===========        ===========        ===========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                              For the Period
                                                                                               July 17, 2001
                                                                     Year Ended                (Inception)
                                                                    December 31,                   to
                                                              --------------------------       December 31,
                                                                2003             2002             2003
                                                              ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $ (61,057)       $  (9,063)       $(106,057)
  Changes in operating assets and liabilities:
   Due from officer                                             100,000
   Accounts payable                                                 957           (6,518)             957
   Accrued expenses                                                 100             (100)           2,600
                                                              ---------        ---------        ---------
              Net Cash Used in Operating Activities              40,000          (15,681)         102,500


CASH FLOWS FROM FINANCING ACTIVITIES
   Cancellation of common stock issuances                       (40,000)                          (40,000)
   Sale of common stock                                                           10,500          102,500
                                                              ---------        ---------        ---------
               Net Cash (Used in) Provided by Financing

                   Activities                                   (40,000)          10,500          102,500
                                                              ---------        ---------        ---------

NET (DECREASE) INCREASE IN CASH                                                   (5,181)

CASH BEGINNING OF PERIOD                                                           5,181
                                                              ---------        ---------        ---------

CASH END OF PERIOD                                            $                $                $
                                                              =========        =========        =========

SUPPLEMENTAL DATA:

   None

                See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       July 17, 2001 to December 21, 2003

                                                       Common Stock                 Additional
                                                -----------------------------       Contributed       Accumulated
                                                  Shares             Amount           Capital            Deficit            Total
                                                -----------       -----------       -----------       -----------       -----------
Issuance of common stock @ $0.01 per share        7,000,000       $     7,000       $    63,000                         $    70,000

Issuance of common stock @ $0.05 per share        1,240,000             1,240            60,760                              62,000

Net loss for the period July 17, 2001 to
  December 31, 2001                                                                                   $   (35,937)          (35,937)
                                                -----------       -----------       -----------       -----------       -----------

Balance, December 31, 2001                        8,240,000             8,240           123,760            35,967            96,063

Issuance of common stock @ $0.05 per share          210,000               210            10,290                              10,500

Net loss for year ended December 31, 2002                                                                  (9,063)           (9,063)
                                                -----------       -----------       -----------       -----------       -----------

Balance, December 31, 2002                        8,450,000             8,450           134,050            45,000            97,500

Cancellation of previously issued shares         (4,000,000)           (4,000)          (36,000)                            (40,000)

Net loss for year ended December 31, 2003                                                                 (61,057)          (61,057)
                                                -----------       -----------       -----------       -----------       -----------

Balance, December 31, 2003                        4,450,000       $     4,450       $    98,050       $  (106,057)      $    (3,557)
                                                ===========       ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003

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

NOTE B - GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $106,057 since inception and is considered a company in the development stage. Management's plans are to seek a viable merger candidate which is a going concern and reverse merge with it. It also seeks to raise equity capital for working capital and potential capital projects. However, even if the Company does find a viable merger candidate to reverse merge, and raises equity capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - INCOME TAXES

      The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2001, these differences resulted in a deferred tax asset of approximately $26,600. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2003.

      The Company's net operating loss carry forward amounted to $106,057 which will expire through 2018.

NOTE D- STOCKHOLDERS' EQUITY

      In July 2001, the Assistant Treasurer and a major shareholder of the Company acquired 4,000,000 shares of the Company's common stock for $40,000. The Company, in a separate transaction, lent the Assistant Treasurer $100,000 for a business venture. It was subsequently discovered in August 2003, that the funds were not used for the intended purposes and that the Assistant Treasurer absconded with the funds and has left the United States. The Board of Directors, on August 4, 2003, cancelled the shares originally issued to the Assistant Treasurer and wrote off the loan balance.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003

NOTE E- SUBSEQUENT EVENT

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

                                  EXHIBIT INDEX

----------------- --------------------------------------------------------------
EXHIBIT NUMBER    EXHIBIT DESCRIPTION

----------------- --------------------------------------------------------------
14                Code of Ethics
----------------- --------------------------------------------------------------
31                Certification of Principal Executive and Financial Officer
----------------- --------------------------------------------------------------
32                Section 1350 Certification
----------------- --------------------------------------------------------------