Form 10QSB
period 2004-03-31
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes _X_   No ___

         The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004 are as follows:

        Class of Securities                           Shares Outstanding
  ------------------------------                      ------------------
  Common Stock, $0.001 par value                           4,450,000

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

ITEM 1.     FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 March 31, 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $     957
   Accrued expenses                                                       2,600
                                                                      ---------

         Total Liabilities                                                3,557

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 4,450,000 issued and
      outstanding                                                         4,450
   Paid-in-capital                                                       98,050
   Deficit accumulated during development stage                        (106,057)
                                                                      ---------
     Total Stockholders' Equity                                          (3,557)
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

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                                                  For the Period
                                                                   July 17, 2001
                                                                  (Inception) to
                                                                  March 31, 2004
                                                                  --------------
COSTS AND EXPENSES

   Selling, general and

     administrative                                                 $   106,057
                                                                    -----------

       Total Costs and Expenses                                         106,057
                                                                    -----------

NET (LOSS)                                                          $  (106,057)
                                                                    ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)                                         $     (0.00)
                                                                    ===========


WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                                                       7,335,789
                                                                    ===========


Note: The Company had no operating activities for the three months ended
      March 31, 2004 and 2003.


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                                  For the Period
                                                                   July 17, 2001
                                                                  (Inception) to
                                                                  March 31, 2004
                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $(106,057)
   Changes in operating assets and liabilities:

     Accounts payable                                               $     957
     Accrued expenses                                                   2,600
                                                                    ---------
              Net Cash Used in Operating Activities                     3,557
                                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                               102,500
                                                                    ---------
               Net Cash Provided by Financing Activities              102,500
                                                                    ---------

NET INCREASE IN CASH

CASH BEGINNING OF PERIOD
                                                                    ---------

CASH END OF PERIOD                                                  $
                                                                    =========


Note: The Company had no operating activities for the three months ended
      March 31, 2004 and 2003.


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2003.

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

This Quarterly Report of Lexicon United Incorporated for the fiscal quarter ended March 31, 2004 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

In August 2003, we cancelled 4,000,000 of the shares that were issued to an affiliate of Ronald C. H. Lui, one of our founders who was also the Assistant Treasurer of the Company, because we discovered that $100,000 placed in the custody of Mr. Lui in order for him to seek business combinations in Asia was not used for the intended purposes and that he absconded with the funds and has not returned to the United States. The $100,000 that was placed in the custody of the Assistant Treasurer was accounted for as an amount due from a stockholder. On August 4, 2003, when the board of directors cancelled the shares originally issued to the Assistant Treasurer's affiliate it also wrote off the $60,000 balance of the amount provided to such officer. At such time, the Assistant Treasurer was also removed from his position as Assistant Treasurer.

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

RESULTS OF OPERATIONS

First Fiscal Quarter 2004 vs. 2003

Quarter Ended March 31, 2004. During the first fiscal quarter ended March 31, 2004, we had no revenues and we had accounts payable of $957 and accrued expenses of $2,600. Our total liabilities as of March 31, 2004 were $3,557. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations since inception.

Quarter Ended March 31, 2003. During the first fiscal quarter ended March 31, 2003, we had no operating activities. We did not incur any expenses and we did not receive any revenues. Lexicon was dormant during the entire quarter.

Balance Sheet Items

As of March 31, 2004, we had no cash and no other assets. As of such date our total assets were $0. As of March 31, 2003, we had no cash and we had a loan due from an officer in the amount of $100,000. As of such date we had total assets of $100,000.

As of March 31, 2004, we had accounts payable of $957 and accrued expenses of $2,600. Our total liabilities as of March 31, 2004 were $3,557, As of March 31, 2003, we had accrued expenses of $2,500. Our total liabilities as of March 31, 2003 were $2,500.

As of March 31, 2004, our total Stockholders' Deficiency was $3,557. As of such date we had a total accumulated deficit during the development stage of $106,057.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash on hand at the end of the quarter and no other assets to meet ongoing expenses or debts that may accumulate as of such date. Since inception, we have accumulated a deficit (net loss) of $106,057.

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

ITEM 3.           CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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