Form 10QSB
period 2004-06-30
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                          COMMISSION FILE NO. 000-33131

                           LEXICON UNITED INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                            06-1625312
    ------------------------------         -------------------------
   (State or other jurisdiction of         (I.R.S. Empl. Ident. No.)
    incorporation or organization)

        54 Pine Street
        4th Floor
        New York, NY                                        10005
 --------------------------------------                  -----------
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

Yes _X_   No ___

         The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004 are as follows:

        Class of Securities                            Shares Outstanding
  ------------------------------                     ----------------------
  Common Stock, $0.001 par value                           4,450,000

Transitional Small Business Disclosure Format (check one):  Yes ___   No_X_

ITEM 1.     FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 2004


                                     ASSETS

CURRENT ASSETS

   Cash                                                               $  12,001
                                                                      ---------

     Total Assets                                                     $  12,001
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $     957
   Accrued expenses                                                       2,600
   Loan payable officer                                                  12,000
                                                                      ---------
         Total Liabilities                                               15,557

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 4,450,000 issued and
      outstanding                                                         4,450
   Paid-in-capital                                                       98,050
   Deficit accumulated during development stage                        (106,056)
                                                                      ---------
     Total Stockholders' Equity                                          (3,556)
                                                                      ---------

                                                                      $  12,001
                                                                      =========



                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                          For the Period
                                                                           July 17, 2001
                                   Three Months Ended  Six Months Ended          to
                                     June 30, 2004      June 30, 2004      June 30, 2004
                                      -----------        -----------        -----------
INCOME                                $       1          $       1          $         1

COSTS AND EXPENSES
   Selling, general and

     administrative                                                         $   106,056
                                                                            -----------

       Total Costs and Expenses                                                 106,056
                                                                            -----------

NET (LOSS) INCOME                     $       1          $       1          $  (106,056)
                                      =========          =========          ===========

NET INCOME (LOSS) PER COMMON
  SHARE (Basic and diluted)           $                  $                  $     (0.01)
                                      =========          =========          ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                       4,450,000          4,450,000            7,092,410
                                      =========          =========          ===========


Note: The Company had no operating activities for the three and six months ended
      June 30, 2003.



                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                       For the Period
                                                                        July 17, 2001
                                                    Six Months Ended          to
                                                     June 30, 2004      June 30, 2004
                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                  $       1          $(106,056)
   Changes in operating assets and liabilities:
     Accounts payable                                       957
     Accrued expenses                                     2,600
                                                      ---------          ---------
        Net Cash Used in Operating Activities                 1            (90,499)
                                                      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from officer                                     12,000
   Sale of common stock                                                    102,500
                                                      ---------          ---------
        Net Cash Provided by Financing Activities        12,000            102,500
                                                      ---------          ---------


NET INCREASE IN CASH                                     12,001             12,001

CASH BEGINNING OF PERIOD
                                                      ---------          ---------

CASH END OF PERIOD                                    $  12,001          $  12,001
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

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2003.

                    EXPLANATORY NOTE AND RECENT DEVELOPMENTS

         This Quarterly Report of Lexicon United Incorporated for the fiscal quarter ended June 30, 2004 is delinquent. It is being filed on February 15, 2005. Lexicon has not filed any of the reports required to have been filed by it with the Securities and Exchange Commission since becoming a reporting company. It is now filing all of its delinquent reports in order to comply with its obligations under the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS

Comparison of Second Quarter 2004 vs. Second Quarter 2003

During the second fiscal quarter ended June 30, 2004, we had very limited operating activities. We had income of $1 and we incurred no expenses. During the second fiscal quarter ended June 30, 2003, we had no operating activities. We did not incur any expenses and we did not receive any revenues. Lexicon was dormant during the entire quarter.

As of June 30, 2004, we had total assets (consisting of cash) in the amount of $12,001. As of such date we also had accounts payable of $957, accrued expenses of $2,600 and a loan payable to an officer in the amount of $12,000.

As of June 30, 2004, our total Stockholders' Equity was $3,556. As of such date we had a total accumulated deficit of $106,056.

LIQUIDITY AND CAPITAL RESOURCES

We had $12,001 in cash on hand at the end of the quarter. We had no other assets to meet ongoing expenses or debts that may accumulate as of such date. Since inception, we have accumulated a deficit (net loss) of $106,056.

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

ITEM 3.           CONTROLS AND PROCEDURES

         Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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