Form 10QSB
period 2004-09-30
LEXICON UNITED INC
filed 2005-02-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                          COMMISSION FILE NO. 000-33131

                           LEXICON UNITED INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    06-1625312
    ------------------------------                  -----------------------
   (State or other jurisdiction of                 (I.R.S. Empl. Ident. No.)
    incorporation or organization)

     4500 Steiner Ranch Blvd.
     Suite#1708
     Austin, Texas                                          78732
--------------------------------------                  -----------
(Address of principal executive offices)                 (Zip Code)

                                 (512) 266-3507
               --------------------------------------------------
                           (Issuer's telephone number)

               54 Pine Street, 4th Floor, New York, New York 10005
                -------------------------------------------------
                  (Former Address if Changed Since Last Report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes _X_   No ___

         The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004 are as follows:

        Class of Securities                            Shares Outstanding
   ------------------------------                  --------------------------
   Common Stock, $0.001 par value                          4,450,000

Transitional Small Business Disclosure Format (check one):  Yes ___ No _X_

ITEM 1.     FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET
                               September 30, 2004


                                     ASSETS

CURRENT ASSETS

   Cash                                                             $ 1,012,137
                                                                    -----------

     Total Assets                                                   $ 1,012,137
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $       957
   Loans payable to officer                                              12,000
   Accrued expenses                                                       2,600
                                                                    -----------

         Total Current Liabilities                                       22,357

LONG TERM DEBT

   Accrued interest                                                 $     6,800
   Convertible notes payable                                          1,000,000
                                                                    -----------

     Total Liabilities                                                1,006,800

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 10,000,000
      shares authorized, none  issued and
      none outstanding
   Common stock $0.001 par value, 40,000,000
      shares authorized, 4,450,000 issued and
      outstanding                                                         4,450
   Paid-in-capital                                                       98,050
   Deficit accumulated during development stage                        (112,720)
                                                                    -----------
     Total Stockholders' Equity                                         (10,220)
                                                                    -----------

                                                                    $ 1,012,137
                                                                    ===========



                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                               For the Period
                                                                                                July 17, 2001
                                                                                                (Inception)
                                       Three Months Ended           Nine Months Ended                to
                                         September 30,                 September 30,            September 30,
                                      2004           2003           2004           2003             2004
                                  -----------    -----------    -----------    -----------      -----------
COSTS AND EXPENSES-
   Selling, general and
      administrative              $     6,663    $    60,000    $     6,663    $    60,000      $   112,720
                                  -----------    -----------    -----------    -----------      -----------

       Total Costs and Expenses         6,663         60,000          6,663         60,000          112,720
                                  -----------    -----------    -----------    -----------      -----------

NET LOSS                          $    (6,663)   $   (60,000)   $    (6,663)   $   (60,000)     $  (112,720)
                                  ===========    ===========    ===========    ===========      ===========

NET LOSS PER COMMON
  SHARE (Basic and diluted)       $     (0.00)   $     (0.01)   $     (0.00)   $     (0.01)     $     (0.01)
                                  ===========    ===========    ===========    ===========      ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                     4,450,000      5,971,739      4,450,000      7,614,835        6,884,808
                                  ===========    ===========    ===========    ===========      ===========

NET LOSS PER COMMON
  SHARE (Diluted)                 $     (0.00)   $     (0.01)   $     (0.00)   $     (0.01)     $     (0.01)
                                  ===========    ===========    ===========    ===========      ===========

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING

   (Diluted)                        6,594,922      5,971,739      7,757,007      7,614,835        7,053,324
                                  ===========    ===========    ===========    ===========      ===========


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                     For the Period
                                                                                     July 17, 2001
                                                          Nine Months Ended         (Inception) to
                                                             September 30,           September 30,
                                                        2004             2003             2004
CASH FLOWS FROM OPERATING ACTIVITIES                -----------      -----------      -----------
   Net loss                                         $    (6,663)     $   (60,000)     $  (112,720)
   Changes in operating assets and liabilities:
     Due from officer                                                    100,000
     Accounts payable                                                                         957
     Accrued expenses                                     6,800                             9,400
                                                    -----------      -----------      -----------
       Net Cash Provided by (Used in) Operating
          Activities                                        137           40,000         (102,363)
                                                    -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from officer                                     12,000                            12,000
   Issuance of convertible note                       1,000,000                         1,000,000
   Cancellation of common stock issuances                                (40,000)
   Sale of common stock                                                                   102,500
                                                    -----------      -----------      -----------
       Net Cash Provided by (Used In) Financing
          Activities                                  1,012,000          (40,000)       1,114,500
                                                    -----------      -----------      -----------

NET INCREASE IN CASH                                  1,012,137                         1,012,137

CASH BEGINNING OF PERIOD
                                                    -----------      -----------      -----------

CASH END OF PERIOD                                  $ 1,012,137      $                $ 1,012,137
                                                    ===========      ===========      ===========


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 1-KSB for the year ended December 31, 2003.

NOTE 2  LOAN PAYABLE TO OFFICER

          During the third quarter 2004, the President loaned the company $12,000. The note is non-interest bearing for no definitive repayment date.

NOTE 3  CONVERTIBLE NOTE PAYABLE

         On August 12, 2004, the Company issued a convertible promissory note to Keyano Corporation in the amount of $1,000,000 with a simple rate of interest of 5% per annum. The principal and related interest is due on August 12, 2007. The principal and all accrued interest shall be convertible into the Company's common stock based upon a share price of $0.25 per share. The agreement provides for an antidilution provision relating to stock splits and recapitalization.

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

RESULTS OF OPERATIONS

Three Month Comparison

During the third quarter ended September 30, 2004, we incurred a net loss of $6,663. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations since inception.

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

Nine Month Comparison

During the nine months ended September 30, 2004, we incurred a net loss of $6,663. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations since inception.

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

Balance Sheet Items

As of September 30, 2004, we had cash in the amount of $1,012,137. On August 12, 2004, the Company issued a convertible promissory note to Keyano Corporation in the amount of $1,000,000 with a simple rate of interest of 5% per annum. Our President and CEO owns 50% of the equity of Keyano Corporation and therefore Keyano Corporation is affiliated with the President. The principal and related interest on the note is due on August 12, 2007. The principal and all accrued interest is convertible into the Company's common stock based upon a share price of $0.25 per share. The agreement provides for an antidilution provision relating to stock splits and recapitalization. The convertible promissory note is convertible into more than 4,000,000 shares of our common stock. Our total assets as of September 30, 2004 were $1,012,137.

As of September 30, 2003, we had no cash and no other assets. As of such date we had total assets of $0.

As of September 30, 2004, we had accounts payable of $957; accrued expenses of $2,600 and a loan payable to an officer in the amount of $12,000. Our total current liabilities as of September 30, 2004 were $22,357. Our total long term debt as of September 30, 2004 consisted of a convertible note payable in the amount of $1,000,000 and accrued interest thereon in the amount of $6,800.

As of September 30, 2003, we had accrued expenses of $2,500. Our total liabilities were $2,500.

As of September 30, 2004 our total Stockholder's Deficiency was $10,220. As of such date we had a total accumulated deficit of $112,720.

LIQUIDITY AND CAPITAL RESOURCES

We had cash in the amount of $1,012,137 at the end of the quarter and no other assets. We have an outstanding convertible note that comes due on August 12, 2007 that accrues interest from the date of issuance on August 12, 2004 through maturity at the simple rate of 5%. We have deposited the cash proceeds that we received from the issuance of the convertible note into an interest bearing account, however, the interest that we receive on such deposit is less than the 5% interest rate applicable under the convertible note. We also have current liabilities of $22,357 as of September 30, 2004. Given the extent of our long term and current liabilities and the fact that we have no revenues other than interest income, we do not have enough assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $112,720.

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

ITEM 3.           CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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