Form 10KSB
period 2004-12-31
LEXICON UNITED INC
filed 2005-04-15
CIK 1158201

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2004 Commission
                               File No. 000-33131

                        LEXICON UNITED INCORPORATED, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                         DELAWARE                                06-1625312
                         --------                                ----------
     (State or other jurisdiction of incorporation or        (I.R.S. Employer
                       organization)                        Identification No.)


           4500 Steiner Ranch Blvd.
      Suite # 1708, Austin, Texas 78732                      (512) 266-3507
      ---------------------------------                      --------------
    (Address of Principal Executive Office)               (Issuer Telephone No.
                                                           Including Area Code)


                  54 Pine Street, 4th Floor, New York, NY 10005
--------------------------------------------------------------------------------
          (Former Name or Former Address, If Changed Since Last Report)

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

YES |X|   NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issues revenues for its most recent fiscal year were $-0-.

      The aggregate market value of the 1,450,000 shares of common stock of the registrant held by non-affiliates on December 31, 2003, was not determinable.

      At December 31, 2004, a total of 4,450,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS

PART I.........................................................................

Item 1.  Description of Business...............................................

Item 2.  Description of Property...............................................

Item 3.  Legal Proceedings.....................................................

Item 4.  Submission of Matters to a Vote of Security Holders...................

PART II........................................................................

Item 5.  Market for Common Equity and Related Stockholder Matters..............

Item 6.  Management's Discussion and Analysis or Plan of  Operation............

Item 7.  Financial Statements..................................................

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................

PART III.......................................................................

Item 9.  Directors and Executive Officers of the Registrant....................

Item 10. Executive Compensation................................................

Item 11. Security Ownership of Certain Beneficial Owners and Management
 and Related Stockholder Matters...............................................

Item 12. Certain Relationships and Related Transactions........................

Item 13. Exhibits, List and Reports on Form 8-K................................

Signatures.....................................................................

Financial Statements...........................................................

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

Our principal executive office as is located at 4500 Steiner Ranch Blvd., Suite # 1708, Austin, Texas 78732. The telephone number at our principal executive office is (512) 266-3507.

Non-Binding Letter of Intent with ATN Capital & Participacoes Ltda.

On February 28, 2005, we entered into a non-binding letter of intent with ATN Capital & Participacoes Ltda. relating to the acquisition by us of 80% of the issued and outstanding capital stock of ATN. The non-binding letter of intent contemplates that we would pay to certain holders of the 80% interest in ATN, in the aggregate, $219,230 in cash and issue to such holders, in the aggregate, such number of shares of our common stock, which will constitute 75% of our issued and outstanding common stock as of the closing. The letter of intent also contemplates that we will have at least $107,692 in cash in our bank account at the closing which will be available to fund ATN's working capital needs after the closing.

The letter of intent is non-binding and also subject to several conditions, including due diligence by both parties, the negotiation and execution of a binding agreement relating to the acquisition, the negotiation of employment agreements with management of ATN, approval of our board of directors, the negotiation and the execution of a shareholders agreement among us and the holders of the remaining 20% in ATN.

Under the terms of the letter of intent, we are responsible for the costs and expenses incurred by ATN in connection with the audit of ATN's financial statements for the fiscal years ended December 31, 2004 and 2003 and for any further interim period.

ATN is based in Brazil and is engaged in the business of credit collection and credit counseling.

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

Employees

Elie Saltoun is our Chief Executive Officer, President and Tresurer and Jeffrey
G. Nunez is our Secretary. Other than Messrs. Nunez and Saltoun, Lexicon does not have any officers or directors. Lexicon has no employees nor are there any persons other than Messrs. Nunez and Saltoun who devote any of their time to Lexicon's affairs. References in this report to management of Lexicon are intended to be reference only to Messrs. Nunez and Saltoun. The inability at any time of Messrs. Nunez and Saltoun to devote sufficient attention to Lexicon could have a material adverse impact on its operations.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended or that were not otherwise disclosed in a previously filed Current Report on Form 8-K or in a previously filed Quarterly Report on Form 10-QSB.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Recent Developments

On February 28, 2005, we entered into a non-binding letter of intent with ATN Capital & Participacoes Ltda. relating to the acquisition by us of 80% of the issued and outstanding capital stock of ATN. The non-binding letter of intent contemplates that we would pay to certain holders of the 80% interest in ATN, in the aggregate, $219,230 in cash and issue to such holders, in the aggregate, such number of shares of our common stock, which will constitute 75% of our issued and outstanding common stock as of the closing. The letter of intent also contemplates that we will have at least $107,692 in cash in our bank account at the closing which will be available to fund ATN's working capital needs after the closing.

The letter of intent is non-binding and also subject to several conditions, including due diligence by both parties, the negotiation and execution of a binding agreement relating to the acquisition, the negotiation of employment agreements with management of ATN, approval of our board of directors, the negotiation and the execution of a shareholders agreement among us and the holders of the remaining 20% in ATN.

Under the terms of the letter of intent, we are responsible for the costs and expenses incurred by ATN in connection with the audit of ATN's financial statements for the fiscal years ended December 31, 2004 and 2003 and for any further interim period.

ATN is based in Brazil and is engaged in the business of credit collection and credit counseling.

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

Search For Target Company

Lexicon intends to enter into a business combination with a target company in exchange for Lexicon's securities. Except for recent negotiations with ATN described above under "Recent Developments," Lexicon has not engaged in any negotiations with any specific entity regarding the possibility of a business combination with Lexicon and there is no present potential that Lexicon will effect a business combination with an entity in which Lexicon's promoters, management or their affiliates or associates directly or indirectly have an ownership interest. Messrs. Nunez and Saltoun, our management team, have orally agreed to supervise the search for target companies as potential candidates for a business combination. Messrs. Nunez and Saltoun or their respective affiliates may provide assistance to target companies incident to and following a business combination, and receive payment for assistance from a target company.

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

Fiscal Year 2004 vs. Fiscal Year 2003

Fiscal Year 2004. During the fiscal year ended December 31, 2002, we had no revenues from our operations. We had interest income of $5,099 resulting from our cash on deposit at a bank in the amount of $1,000,000, the proceeds from the issuance by us of a convertible note described below under "Liquidity and Capital Resources". We incurred a net loss of $55,528 during the period. Expenses during this period related primarily to accounting, legal and miscellaneous general and administrative fees.

Fiscal Year 2003. During the fiscal year ended December 31, 2003, we had no revenues and incurred a net loss of $61,057. Expenses in the during the period were related to the write off of a $100,000 receivable from a former officer of the Company and the cancellation of 4,000,000 shares of our common stock held by such officer having a value of $40,000. The net amount, $60,000, was written off at the end of the third quarter of 2003. The Company paid no rent or salaries and had no operations during the fiscal year ended December 31, 2003.


Comparison of Balance Sheet Items

As of December 31, 2004, we had cash of $1,004,554 and no other assets. As of such date we had total assets of $1,004,554. As of December 31, 2003, we had no assets.

As of December 31, 2004, we had a note payable to an officer in the amount of $1,000,000, interest payable to an officer in the amount of $19,300, accounts payable of $10,957 and accrued expenses of 21,382. We also had at such date another loan payable to an officer in the amount of $12,000. As of December 31, 2003, we had accounts payable of $957 and accrued expenses of $2,600. Our total liabilities as of December 31, 2004 were 1,063,639 and at December 31, 2003 our total liabilities were $3,557.

As of December 31, 2004, we had total Stockholders' Deficit of $59,085. As of such date we had a total accumulated deficit of $161,585. As of December 31, 2003, our total Stockholders' Deficiency was $3,557. As of such date we had a total accumulated deficit of $106,057.

Liquidity and Capital Resources

On August 12, 2004, the Company received $1,000,000 from Keyano Corporation upon the issuance to Keyano of a convertible promissory note in the principal amount of $1,000,000 with a simple rate of interest of 5% per annum. The principal and related interest is due on August 12, 2007. The principal and all accrued interest is convertible into the Company's common stock based upon a share price of $0.25 per share. Elie Saltoun is affiliated with Keyano as he is the owner of 50% of Keyano's outstanding capital stock.

As of December 31, 2004, we had cash of $1,004,554. As of such date, we had accumulated a deficit (net loss) of $161,585. We have total current liabilities of $1,063,639.

Except in connection with the possible acquisition of ATN as described above, we have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $20,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Name               Age    Positions Held        Experience
Elie Saltoun       62     Chief Executive       Elie Saltoun was our director and Secretary since inception.
                          Officer, President    On November 4, 2004, he resigned as Secretary and became our
                          and Treasurer since   Chief Executive Officer, President, and Treasurer.  From
                          November 2004         October 1998 until April 2001, he was a director of, and was
                                                (until April 2, 2001) the Chief Executive Officer and
                                                President of, PanAgra International Corporation. PanAgra is
                                                now called Minghua Group International Holdings Limited and it is a company that develops and manufactures hybrid
                                                vehicles powered by a combination of a combustion diesel
                                                engine and an electric power system. During the period that
                                                Mr. Saltoun was the Chief Executive Officer and President of
                                                PanAgra (from October 1998 through April 2001), it was a
                                                blank check company. He has been an entrepreneur and private investor since 1972.

Jeffrey G. Nunez   43     Secretary since       During the period from our inception until November 4, 2004,
                          November 2004         Mr. Nunez was our director, Chief Executive Officer,
                                                President and Treasurer. He resigned from all of those
                                                positions (except he remained a director) on November 4,
                                                2004 and on such date he was appointed as our Secretary.
                                                From September 2000 to October 2003, Jeffrey G. Nunez has
                                                served as the Senior Director of Investments and Operations at Chicago Investment Group, Inc. From October 2003 to
                                                present Mr. Nunez has been self employed acting as a
                                                consultant to public companies.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2004, Elie Saltoun and Jeffrey Nunez each failed to make the required filings under Section 16(a). These officers have indicated that they intend to make the required filings promptly after the filing of this Form 10-KSB.


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

On August 12, 2004, we received $1,000,000 from Keyano Corporation upon the issuance to Keyano of a convertible promissory note in the principal amount of $1,000,000 with a simple rate of interest of 5% per annum. The principal and related interest is due on August 12, 2007. The principal and all accrued interest is convertible into the Company's common stock based upon a share price of $0.25 per share. Elie Saltoun is affiliated with Keyano as he is the owner of 50% of Keyano's outstanding capital stock.


Item 13. EXHIBITS.

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


Exhibit
Number      Description

*2.1        Certificate of Incorporation

*2.2        Bylaws

4.1 Convertible Promissory Note, dated August 12, 2004, by the Company in favor of Keyano Corporation

**14        Code of Ethics

31          Rule 13a-14(a)/15d-14(a) Certifications


32          Section 1350 Certifications



----------------------------

* Filed as an Exhibit to Lexicon's Registration Statement on Form 10-SB, filed August 28, 2001.
** Filed as Exhibit 14 to Lexicon's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,000 and $10,000, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

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

Date: April 14, 2005

                                            LEXICON UNITED INCORPORATED



                                             By: /s/ Elie Saltoun
                                                 ----------------------------
                                                     Elie Saltoun
                                                     Chief Executive Officer,
                                                     President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                       Title                       Date
     ---------                       -----                       ----

 /s/ Elie Saltoun                                           April 14, 2005
 ----------------
   Elie Saltoun      CEO, President and Treasurer and
                     Director


 /s/ Jeffrey Nunez   Secretary and Director                 April 14, 2005
 -----------------
   Jeffrey Nunez

                          AUDITED FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                DECEMBER 31, 2004

CONTENTS
-------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                Page   1

Balance Sheets                                                                2

Statements of Operations                                                      3


Statements of Cash Flows                                                      4

Statement of Stockholders' Deficit                                            5

Notes to Financial Statements                                                 6

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Lexicon United Incorporated
New York, NY

We have audited the accompanying balance sheets of Lexicon United Incorporated (a Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of Lexicon United Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred a net loss of $161,585 since inception and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Meyler & Company, LLC




Middletown, NJ
March 29, 2005

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                      December 31,
                                                              ----------------------------
                                                                  2004            2003
                                                              ------------    ------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                       $  1,004,554
                                                              ------------

     Total Assets                                             $  1,004,554
                                                              ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Interest payable to officer                                $     19,300
   Accounts payable                                                 10,957    $        957
   Accrued expenses                                                 21,382           2,600
   Loans payable to officer                                         12,000
                                                              ------------    ------------
          Total Current Liabilities                                 63,639           3,557
                                                              ------------    ------------

LONG-TERM DEBT - Convertible promissory note-
   related party                                                 1,000,000
                                                              ------------    ------------

          Total Liabilities                                      1,063,639           3,557

STOCKHOLDERS' DEFICIT
   Preferred stock $0.001 par value, 10,000,000
     shares authorized,  issued and outstanding
   Common stock $0.001 par value, 40,000,000
     shares authorized, 4,450,000 in 2004 and
     2003 issued and outstanding                                     4,450           4,450
   Paid-in-capital                                                  98,050          98,050
   Deficit accumulated during development stage                   (161,585)       (106,057)
                                                              ------------    ------------

          Total Stockholders' Deficit                              (59,085)         (3,557)
                                                              ------------    ------------
                                                              $  1,004,554    $
                                                              ============    ============


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                 For the Period
                                                                  July 17, 2001
                                                                  (Inception)
                                            Year Ended                 to
                                           December 31,            December 31,
                                      2004            2003            2004
                                  ------------    ------------    ------------
INCOME
   Interest income                $      5,099    $      5,099
                                  ------------    ------------
       Total Income                      5,099           5,099

COSTS AND EXPENSES
   Selling, general and
     administrative                     60,627    $     61,057         166,684
                                  ------------    ------------    ------------

       Total Costs and Expenses         60,627          61,057         166,684
                                  ------------    ------------    ------------

NET LOSS                          $    (55,528)   $    (61,057)   $   (161,585)
                                  ============    ============    ============

NET LOSS PER COMMON
  SHARE                           $      (0.01)   $      (0.01)   $      (0.02)
                                  ============    ============    ============

WEIGHTED AVERAGE
   COMMON SHARES
    OUTSTANDING                      4,450,000       6,817,123       6,707,451
                                  ============    ============    ============

NET LOSS PER COMMON
  SHARE (FULLY DILUTED)           $      (0.01)   $      (0.01)   $      (0.02)
                                  ============    ============    ============

FULLY DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                       7,414,633       6,817,123       7,154,006
                                  ============    ============    ============


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                         For the Period
                                                                                         July 17, 2001
                                                                                          (Inception)
                                                                  Year Ended                  to
                                                                  December 31,            December 31,
                                                              2004            2003            2004
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $    (55,528)   $    (61,057)   $   (161,585)
  Changes in operating assets and liabilities:
   Due from officer                                            100,000
   Accounts payable                                             10,000             957          10,957
   Interest payable to officer                                  19,300          19,300
   Accrued expenses                                             18,782             100          21,382
                                                          ------------    ------------    ------------
              Net Cash Used in Operating Activities             (7,446)         40,000        (109,946)

CASH FLOWS FROM FINANCING ACTIVITIES
   Cancellation of common stock issuances                                      (40,000)        (40,000)
   Sale of common stock                                                                        142,500
   Note payable to officer                                   1,000,000                       1,000,000
   Loans payable to officer                                     12,000                          12,000
                                                          ------------    ------------    ------------
               Net Cash (Used in) Provided by Financing
                   Activities                                1,012,000         (40,000)      1,114,500
                                                          ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                              1,004,554                       1,004,554

CASH BEGINNING OF PERIOD
                                                          ------------    ------------    ------------

CASH END OF PERIOD                                        $  1,004,554    $               $  1,004,554
                                                          ============    ============    ============

SUPPLEMENTAL DATA:

   Interest income                                        $      5,099                    $      5,099


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       July 17, 2001 to December 21, 2004

                                                                           Additional
                                                    Common Stock           Contributed    Accumulated
                                                Shares         Amount        Capital        Deficit         Total
                                             ------------   ------------   ------------   ------------   ------------
Issuance of common stock @ $0.01 per share      7,000,000   $      7,000   $     63,000                  $     70,000

Issuance of common stock @ $0.05 per share      1,240,000          1,240         60,760                        62,000

Net loss for the period July 17, 2001 to
   December 31, 2001                                                                      $    (35,937)       (35,937)
                                             ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001                      8,240,000          8,240        123,760        (35,937)        96,063

Issuance of common stock @ $0.05 per share        210,000            210         10,290                        10,500

Net loss for year ended December 31, 2002                                                       (9,063)        (9,063)
                                             ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                      8,450,000          8,450        134,050        (45,000)        97,500

Cancellation of previously issued shares       (4,000,000)        (4,000)       (36,000)                      (40,000)

Net loss for year ended December 31, 2003                                                      (61,057)       (61,057)
                                             ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                      4,450,000          4,450         98,050       (106,057)        (3,557)

Net loss for year ended December 31, 2004                                                      (55,528)       (55,528)
                                             ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004                      4,450,000   $      4,450   $     98,050   $   (161,585)  $    (59,085)
                                             ============   ============   ============   ============   ============


                 See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Lexicon United Incorporated was incorporated on July 17, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lexicon has been in the development stage since its inception and has had no operations to date other than issuing of shares of its common stock to Lexicon's three founding stockholders.

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

         In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which the Company adopted during 2004. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

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

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


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

NOTE B - GOING CONCERN

         As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $161,585 since inception and is considered a company in the development stage. Management's plans are to seek a viable merger candidate which is a going concern and reverse merge with it. It also seeks to raise deficit capital for working capital and potential capital projects. However, even if the Company does find a viable merger candidate to reverse merge, and raises deficit capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  C -  INCOME TAXES

         The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2004, these differences resulted in a deferred tax asset of approximately $41,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2004.

         The Company's net operating loss carry forwards amount to $161,585 and expire through 2018.

NOTE D - LONG-TERM DEBT - CONVERTIBLE PROMISSORY NOTE - RELATED PARTY

         On August 12, 2004, the Company issued a convertible promissory note to Keyano Corporation, a company 50% owned by the President of the Company, in the amount of $1,000,000 with a simple rate of interest of 5% per annum. The principal and related interest is due on August 12, 2007. The principal and all accrued interest is convertible into the Company's common stock based upon a share price of $0.25 per share. The agreement provides for an antidilution provision relating to stock splits and recapitalization.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004



NOTE E - STOCKHOLDERS' DEFICIT

         In July 2001, the Assistant Treasurer who was also a major shareholder of the Company, acquired 4,000,000 shares of the Company's common stock for $40,000. The Company, in a separate transaction, allowed the Assistant Treasurer to hold $100,000 in custody during his travels to Asia in connection with a proposed business venture. It was subsequently discovered in August 2004, that the funds were not used for the intended purposes and that the Assistant Treasurer absconded with the funds and has left the United States. The Board of Directors, on August 4, 2004, cancelled the shares originally issued to the Assistant Treasurer and wrote off the $100,000 held in custody by the Assistant Treasurer.

NOTE F - SUBSEQUENT EVENT

         On February 28, 2005, the Company entered into a non-binding letter of intent with ATN Capital & Participacoes Ltda. ("ATN") relating to the acquisition of 80% of the issued and outstanding capital stock of ATN. This non-binding letter of intent contemplates that the Company could pay to certain holders of the 80% interest of ATN, in the aggregate, $219,230 in cash and issue to such holders, in the aggregate, such number of shares of the Company's common stock, which would constitute 75% of the Company's issued and outstanding common stock. The letter of intent also contemplates that the Company will have at least $107,692 in cash at the closing which would be available for ATN's working capital needs after the closing.

         The letter of intent is non-binding and also subject to several conditions, including due diligence by both parties, negotiation and execution of a binding agreement relating to the acquisition, negotiation of employment agreements with management of ATN, approval by the Company's board of directors, negotiation and execution of a shareholder's agreement between the Company and the holders of the remaining 20% shareholders of ATN.

         ATN is based in Brazil and is engaged in the business of credit collection and credit counseling.

                                  EXHIBIT INDEX


Exhibit
Number      Exhibit Description
------      -------------------

4.1 Convertible Promissory Note, dated August 12, 2004, by the Company in favor of Keyano Corporation.

31          Certification of Principal Executive and Financial Officer

32          Section 1350 Certification