Form 10QSB
period 2005-03-31
LEXICON UNITED INC
filed 2005-05-19
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005
Commission File No. 000-33131

LEXICON UNITED INCORPORATED
(Exact name of small business issuer as specified in its charter)

DELAWARE	06-1625312
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

4500 Steiner Ranch Blvd.
Suite#1708
Austin, Texas	78732
(Address of principal executive offices)	(Zip Code)

(512) 266-3507
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  ☒  No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 2, 2005 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,450,000

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

ITEM 1. FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$972,574	$1,004,554
Total Current Assets	972,574	1,004,554

Equipment, net of depreciation of $71 and -0- at March 31, 2005 and December 31, 2004, respectively	2,772	--
Total Assets	$975,346	$1,004,554

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Interest payable to officer	$31,800	$19,300
Accounts payable	689	10,957
Accrued expenses	25,778	21,382
Loans payable to officer	12,000	12,000
Total Current Liabilities	70,267	63,639
LONG-TERM DEBT - Convertible promissory note-related party	1,000,000	1,000,000
Total Liabilities	1,070,267	1,063,639
STOCKHOLDERS’ DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock $0.001 par value, 40,000,000 shares authorized, 4,450,000 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4,450	4,450
Paid-in-capital	98,050	98,050
Deficit accumulated during development stage	(197,421)	(161,585)
Total Stockholders’ Deficit	(94,921)	(59,085)
Total Liabilities and Stockholders’ Deficit	$975,346	$1,004,554

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the	For the Period
	Three Months	July 17, 2001
	Ended	(Inception) to
	March 31, 2005	March 31, 2005
INCOME
Interest income	$4,530	$9,629
Total Income	4,530	9,629

COSTS AND EXPENSES
Selling, general and administrative	27,795	175,179
Depreciation	71	71

Total Costs and Expenses	27,866	175,250

NET OPERATING LOSS	(23,336)	(165,621)

OTHER EXPENSE
Interest expense	(12,500)	(31,800)

NET (LOSS)	$(35,836)	$(197,421)

NET LOSS PER COMMON SHARE (Basic)	$(0.01)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,450,000	6,557,288

Note: The Company had no operating activities for the three months ended March 31, 2004.

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the	For the Period
	Three Months	July 17, 2001
	Ended	(Inception) to
	March 31, 2005	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,836)	$(197,421)
Depreciation	71	71
Changes in operating assets and liabilities:
Interest payable to officer	12,500	31,800
Accounts payable	(10,268)	689
Accrued expenses	4,396	25,778
Net Cash Used in Operating Activities	(29,137)	(139,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,843)	(2,843)
Net Cash Used In Investing Activities	(2,843)	(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable to officer		12,000
Long term debt		1,000,000
Issuance of common stock		102,500
Net Cash Provided by Financing Activities		1,114,500

NET INCREASE (DECREASE) IN CASH	(31,980)	972,574
CASH BEGINNING OF PERIOD	1,004,554
CASH END OF PERIOD	$972,574	$972,574

Note: The Company had no operating activities for the three months ended March 31, 2004.

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2004.

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

In August 2003, we cancelled 4,000,000 of the shares that were issued to an affiliate of Ronald C. H. Lui, one of our founders who was also the Assistant Treasurer of the Company, because we discovered that $100,000 placed in the custody of Mr. Lui in order for him to seek business combinations in Asia was not used for the intended purposes and that he absconded with the funds and has not returned to the United States. The $100,000 that was placed in the custody of the Assistant Treasurer was accounted for as an amount due from a stockholder. On August 4, 2003, when the board of directors cancelled the shares originally issued to the Assistant Treasurer’s affiliate it also wrote off the $60,000 balance of the amount provided to such officer. At such time, the Assistant Treasurer was also removed from his position as Assistant Treasurer.

We are a “blank check” or “shell” company that has no specific business plan or purpose other than to engage in a merger or acquisition. We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

On February 28, 2005, we entered into a non-binding letter of intent with ATN Capital & Participacoes Ltda. relating to the acquisition by us of 80% of the issued and outstanding capital stock of ATN. The non-binding letter of intent contemplates that we would pay to certain holders of the 80% interest in ATN, in the aggregate, $219,230 in cash and issue to such holders, in the aggregate, such number of shares of our common stock, which will constitute 75% of our issued and outstanding common stock as of the closing. The letter of intent also contemplates that we will have at least $107,692 in cash in our bank account at the closing which will be available to fund ATN’s working capital needs after the closing.

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

Under the terms of the letter of intent, we are responsible for the costs and expenses incurred by ATN in connection with the audit of ATN’s financial statements for the fiscal years ended December 31, 2004 and 2003 and for any further interim period.

ATN is based in Brazil and is engaged in the business of credit collection and credit counseling.

We own no real estate and have no full time employees. We have not had any operations since incorporation and will not have any operations of our own unless and until we effect a share exchange or other business combination with an operating entity.

Results of Operations

Three Month Comparison

During the first quarter ended March 31, 2005, we incurred a net loss of $(35,836). Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations other than organizational activities and a search for a merger partner since inception.

During the first quarter ended March 31, 2004, we incurred a net loss of $(35,836). Expenses in this quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during this quarter.

Balance Sheet Items

As of March 31, 2005, we had cash in the amount of $972,574. Our total assets as of March 31, 2005 were $975,346.

As of March 31, 2005, we had a note payable to an officer in the amount of $1,000,000, interest payable to an officer in the amount of $31,800, accounts payable of $689 and accrued expenses of $25,778. We also had at such date another loan payable to an officer in the amount of $12,000. As of December 31, 2004, we had accounts payable of $10,957 and accrued expenses of $21,382. Our total liabilities as of March 31, 2005 were $1,070,267 and as of December 31, 2004 our total liabilities were $1,063,639.

As of March 31, 2005, we had total Stockholders’ Deficit of $(94,921). As of such date we had a total accumulated deficit of $197,421.

Liquidity and Capital Resources

We had cash in the amount of $972,574 at the end of the quarter and no other assets.

We have an outstanding convertible note that comes due on August 12, 2007 that accrues interest from the date of issuance on August 12, 2004 through maturity at the simple rate of 5%. We have deposited the cash proceeds that we received from the issuance of the convertible note into an interest bearing account, however, the interest that we receive on such deposit is less than the 5% interest rate applicable under the convertible note. We also have current liabilities of $70,267 as of March 31, 2005. Given the extent of our long term and current liabilities and the fact that we have no revenues other than interest income, we do not have enough assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $(197,421).

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.   Controls and Procedures

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

LEXICON UNITED INCORPORATED

Date: May 18, 2005	By:	/s/ Elie Saltoun

Elie Saltoun Chairman, CEO and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.