Form 10QSB
period 2005-06-30
LEXICON UNITED INC
filed 2005-08-18
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005
                          Commission File No. 000-33131

                           LEXICON UNITED INCORPORATED
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                   06-1625312
    ------------------------------                 -----------------------
   (State or other jurisdiction of                 (I.R.S. Empl. Ident. No.)
    incorporation or organization)

4500 Steiner Ranch Blvd.
Suite#1708
Austin, Texas                                                         78732
--------------------------------------                             ------------
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

Yes |X| No |_|

      The number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2005 are as follows:


      Class of Securities                              Shares Outstanding
  --------------------------                    -------------------------------
Common Stock, $0.001 par value                              4,450,000

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

ITEM 1.     FINANCIAL STATEMENTS

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,      December 31,
                                                                  2005            2004
                                                              ------------    ------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                       $    962,277    $  1,004,554
                                                              ------------    ------------
     Total Current Assets                                          962,277       1,004,554

Equipment, net of depreciation of $142                               2,701
                                                              ------------    ------------
          Total Assets                                        $    964,978    $  1,004,554
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Interest payable to officer                                $     44,301    $     19,300
   Accounts payable                                                  7,467          10,957

   Accrued expenses                                                 17,712          21,382
   Loans payable to officer                                         12,000          12,000
                                                              ------------    ------------
          Total Current Liabilities                                 81,480          63,639
                                                              ------------    ------------

LONG-TERM DEBT - Convertible promissory note-
   related party                                                 1,000,000       1,000,000
                                                              ------------    ------------
          Total Liabilities                                      1,081,480       1,063,639

STOCKHOLDERS' DEFICIT
   Preferred stock $0.001 par value, 10,000,000
   shares authorized,  none issued and outstanding
   Common stock $0.001 par value, 40,000,000
     shares authorized, 4,450,000 issued and outstanding
     at June 30, 2005 and December 31, 2004, respectively            4,450           4,450
   Paid-in-capital                                                  98,050          98,050
   Deficit accumulated during development stage                   (219,002)       (161,585)
                                                              ------------    ------------

          Total Stockholders' Deficit                             (116,502)        (59,085)
                                                              ------------    ------------
          Total Liabilities and Stockholders' Deficit         $    964,978    $  1,004,554
                                                              ============    ============




                See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months      Three Months     Six Months         Six Months   Cumulative Inception
                                             Ended             Ended           Ended             Ended        July 17, 2001 to
ADMINISTRATIVE EXPENSES                  June 30, 2005     June 30, 2004    June 30, 2005     June 30, 2004    June 30, 2005
                                         --------------    --------------   --------------    --------------   --------------
INCOME
     Interest income                     $        5,799    $            1   $       10,329    $            1   $       15,428
                                         --------------    --------------   --------------    --------------   --------------
              Total Income                        5,799                 1           10,329                 1           15,428
                                         --------------    --------------   --------------    --------------   --------------

COSTS AND EXPENSES
     Selling, general and
          administrative                         14,808                --           42,603                --          209,287
     Depreciation                                    71                --              142                --              142
                                         --------------    --------------   --------------    --------------   --------------
              Total Costs and Expenses           14,879                --           42,745                --          209,429
                                         --------------    --------------   --------------    --------------   --------------

NET OPERATING LOSS                               (9,080)               --          (32,416)               --         (194,001)
OTHER EXPENSE
     Interest expense                           (12,001)               --          (25,001)               --          (25,001)
                                                           --------------   --------------    --------------   --------------
NET (LOSS)                               $      (21,081)               --   $      (57,417)               --   $     (219,002)
                                         ==============    ==============   ==============    ==============   ==============
NET LOSS PER COMMON
  SHARE (Basic)                          $        (0.01)               --   $        (0.01)               --   $        (0.03)
                                         --------------    --------------   --------------    --------------   --------------
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                             4,450,000                --        4,450,000                --        6,424,488
                                         ==============    ==============   ==============    ==============   ==============
NET LOSS PER COMMON SHARE
     (FULLY DILUTED)                     $        (0.01)               --   $        (0.01)               --   $        (0.03)
                                         --------------    --------------   --------------    --------------   --------------
FULLY DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                8,577,200                --        8,577,200                --        7,322,700
                                         ==============    ==============   ==============    ==============   ==============


See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the       For the Period
                                                             Six Months      July 17, 2001
                                                               Ended        (Inception) to
                                                           June 30, 2005     June 30, 2005
                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $      (57,417)   $     (219,002)
   Depreciation                                                       142               142
   Changes in operating assets and liabilities:
     Accounts payable                                              (3,490)            7,467
Interest payable to officer                                        25,001            44,301
     Accrued expenses                                              (3,670)           17,712
                                                           --------------    --------------
              Net Cash Used in Operating Activities               (39,434)         (149,380)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                           (2,843)           (2,843)
                                                           --------------    --------------
          Net Cash Used in Investing Activities                    (2,843)           (2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
   Cancellation of  common stock issuances                                          (40,000)
   Sale of common stock                                                             142,500
   Note payable to officer                                                        1,000,000
   Loan payable to officer                                                           12,000
                                                           --------------    --------------
               Net Cash Provided by Financing Activities                          1,114,500

NET (DECREASE) INCREASE IN CASH                                   (42,277)          962,277
CASH BEGINNING OF PERIOD                                        1,004,554
                                                           --------------    --------------

CASH END OF PERIOD                                         $      962,277    $      962,277
                                                           ==============    ==============


Note: The Company had no operations for the six months ended June 30, 2004. See accompanying notes to financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 1-KSB for the year ended December 31, 2004.

NOTE B - GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $219,002 since inception and is considered a company in the development stage. Management's plans are to seek a viable merger candidate which is a going concern and reverse merge with it. It also seeks to raise capital for working t 6 6 capital and potential capital projects. However, even if the Company does find a viable merger candidate to reverse merge, and raises capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


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

In August 2003, we cancelled 4,000,000 of the shares that were issued to an affiliate of Ronald C. H. Lui, one of our founders who was also the Assistant Treasurer of the Company, because we discovered that $100,000 placed in the custody of Mr. Lui in order for him to seek business combinations in Asia was not used for the intended purposes and that he absconded with the funds and has not returned to the United States. The $100,000 that was placed in the custody of the Assistant Treasurer was accounted for as an amount due from a stockholder. On August 4, 2003, when the board of directors cancelled the shares originally issued to the Assistant Treasurer's affiliate it also wrote off the $60,000 balance of the amount provided to such officer. At such time, the Assistant Treasurer was also removed from his position as Assistant Treasurer.
`
We are a "blank check" or "shell" company that has no specific business plan or purpose other than to engage in a merger or acquisition. We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

Results of Operations

Three Month Comparison (Unaudited).

During the second quarter ended June 30, 2005, we incurred a net loss of $21,081. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations other than organizational activities and a search for a merger partner since inception.

During the second quarter ended June 30, 2004, we incurred a net loss of $ 0. During such period, the Company was dormant. It was not engaging in any business activity and was delinquent in it's filing obligations under the federal securities laws.

Six Month Comparison (Unaudited).

During the six month period ended June 30, 2005, we incurred a net loss of $ 57,417. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations other than organizational activities and a search for a merger partner since inception.

During the six month period ended June 30, 2004, we incurred a net loss of $0. During such period, the Company was dormant. It was not engaging in any business activity and was delinquent in it's filing obligations under the federal securities laws.


Balance Sheet Items

As of June 30, 2005, we had cash in the amount of $962,277. Our total assets as of June 30, 2005 were $964,978.

As of June 30, 2005, we had a note payable to an officer in the amount of $1,000,000, interest payable to an officer in the amount of $44,301, accounts payable of $7,467 and accrued expenses of $17,712. We also had at such date another loan payable to an officer in the amount of $12,000. As of December 31, 2004, we had accounts payable of $10,957 and accrued expenses of $21,382. Our total liabilities as of June 30, 2005 were $1,081,480 and as of December 31, 2004 our total liabilities were $1,063,639.

As of June 30, 2005, we had total Stockholders' Deficit of $ 116,502. As of such date we had a total accumulated deficit during the development stage of $219,002

Liquidity and Capital Resources

We had cash in the amount of $962,277 at the end of the quarter and no other assets.

We have an outstanding convertible note that comes due on August 12, 2007 that accrues interest from the date of issuance on August 12, 2004 through maturity at the simple rate of 5%. We have deposited the cash proceeds that we received from the issuance of the convertible note into an interest bearing account, however, the interest that we receive on such deposit is less than the 5% interest rate applicable under the convertible note. We also have current liabilities of $44,301 as of June 30, 2005. Given the extent of our long term and current liabilities and the fact that we have no revenues other than interest income, we do not have enough assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $(219,002).

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

Item 3. Controls and Procedures

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits.

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

DATED: August 16, 2005

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