Form 10QSB
period 2005-09-30
LEXICON UNITED INC
filed 2005-11-14
CIK 1158201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                          COMMISSION FILE NO. 000-33131

                           LEXICON UNITED INCORPORATED
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


                    DELAWARE                                   06-1625312
          ------------------------------                -----------------------
         (State or other jurisdiction of               (I.R.S. Empl. Ident. No.)
          incorporation or organization)

            4500 Steiner Ranch Blvd., Suite#1708, Austin, Texas 78732
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (512) 266-3507
                -------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The numbers of shares outstanding of each of the issuer's classes of common equity, as of October 19, 2005, are as follows:


              Class of Securities                       Shares Outstanding
           --------------------------                   ------------------
         Common Stock, $0.001 par value                      1,112,500

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                    LEXICON UNITED INCORPORATED
                                   (A Development Stage Company)

                                           BALANCE SHEETS
                                            (Unaudited)


ITEM 1. FINANCIAL STATEMENTS


                                                                        September 30,   December 31,
                                                                             2005          2004
                                                                         -----------    -----------
                                               ASSETS

CURRENT ASSETS
   Cash                                                                  $   948,932    $ 1,004,554
                                                                         -----------    -----------
     Total Current Assets                                                    948,932      1,004,554

Equipment, net of depreciation of $213                                         2,630
                                                                         -----------    -----------
          Total Assets                                                   $   951,562    $ 1,004,554
                                                                         ===========    ===========

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Interest payable to officer                                           $    56,801    $    19,300
   Accounts payable                                                              513         10,957
   Accrued expenses                                                           26,485         21,382
   Loans payable to officer                                                   12,000         12,000
                                                                         -----------    -----------
          Total Current Liabilities                                           95,799         63,639
                                                                         -----------    -----------

LONG-TERM DEBT - Convertible promissory note-
   related party                                                           1,000,000      1,000,000
                                                                         -----------    -----------
          Total Liabilities                                                1,095,799      1,063,639
STOCKHOLDERS' DEFICIT
   Preferred stock $0.001 par value, 10,000,000
     shares authorized,  none issued and outstanding
   Common stock $0.001 par value, 40,000,000
     shares authorized, 1,125,000 and 4,450,000 issued and outstanding
     at September 30, 2005 and December 31, 2004, respectively                 1,125          4,450
   Paid-in-capital                                                           101,375         98,050
   Deficit accumulated during development stage                             (246,737)      (161,585)
                                                                         -----------    -----------
          Total Stockholders' Deficit                                       (144,237)       (59,085)
                                                                         -----------    -----------
          Total Liabilities and Stockholders' Deficit                    $   951,562    $ 1,004,554
                                                                         ===========    ===========

                            The accompanying notes are an integral part
                                    of the financial statements.

                                       LEXICON UNITED INCORPORATED
                                      (A Development Stage Company)

                                         STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                                              Cumulative
                                  Three Months   Three Months   Nine Months    Nine Months    Inception
                                     Ended          Ended          Ended          Ended     July 17, 2001 to
                                 September 30,  September 30,  September 30,  September 30,  September 30,
                                      2005           2004           2005          2004           2005
                                  -----------    -----------    -----------    -----------    -----------
ADMINISTRATIVE EXPENSES
INCOME
   Interest income                $     7,511                   $    17,840                   $    22,939
                                  -----------                   -----------                   -----------
       Total Income                     7,511                        17,840                        22,939
                                  -----------                   -----------                   -----------
COSTS AND EXPENSES
   Selling, general and
     administrative                    22,675    $     6,663         65,278    $     6,663        231,962
   Depreciation                            71                           213                           213
                                  -----------    -----------    -----------    -----------    -----------
       Total Costs and Expenses        22,746          6,663         65,491          6,663        232,175
                                  -----------    -----------    -----------    -----------    -----------

NET OPERATING LOSS                    (15,235)        (6,663)       (47,651)        (6,663)      (209,236)
OTHER EXPENSE
   Interest expense                   (12,500)                      (37,501)                      (37,501)
                                  -----------    -----------    -----------    -----------    -----------
NET (LOSS)                        $   (27,735)   $    (6,663)   $   (85,152)   $    (6,663)   $  (246,737)
                                  ===========    ===========    ===========    ===========    ===========

NET LOSS PER COMMON
  SHARE (Basic)                   $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)   $     (0.04)
                                  -----------    -----------    -----------    -----------    -----------
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                     1,125,000      1,125,000      1,125,000      1,125,000      1,576,556
                                  ===========    ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE
   (FULLY DILUTED)                $     (0.01)   $     (0.00)   $     (0.01)   $     (0.00)   $     (0.03)
                                  -----------    -----------    -----------    -----------    -----------
FULLY DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING        2,158,225      1,648,731      2,169,301      1,939,252      1,850,210
                                  ===========    ===========    ===========    ===========    ===========

                               The accompanying notes are an integral part
                                       of the financial statements.

                             LEXICON UNITED INCORPORATED
                            (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                             For the    For the Period
                                                           Nine Months   July 17, 2001
                                                              Ended     (Inception) to
                                                           September 30,  September 30,
                                                               2005          2005
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $   (85,152)   $  (246,737)
   Depreciation                                                    213            213
   Changes in operating assets and liabilities:
     Accounts payable                                          (10,444)           513
Interest payable to officer                                     37,501         56,801
     Accrued expenses                                            5,103         26,485
                                                           -----------    -----------
              Net Cash Used in Operating Activities            (52,779)      (162,725)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                        (2,843)        (2,843)
                                                           -----------    -----------
          Net Cash Used in Investing Activities                 (2,843)        (2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
   Cancellation of  common stock issuances                                    (40,000)
   Sale of common stock                                                       142,500
   Note payable to officer                                                  1,000,000
   Loan payable to officer                                                     12,000
                                                           -----------    -----------
               Net Cash Provided by Financing Activities                    1,114,500

NET (DECREASE) INCREASE IN CASH                                (55,622)       948,932

CASH BEGINNING OF PERIOD                                     1,004,554
                                                           -----------    -----------
CASH END OF PERIOD                                         $   948,932    $   948,932
                                                           ===========    ===========

                   The accompanying notes are an integral part
                          of the financial statements.

                           LEXICON UNITED INCORPORATED
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10 KSB for the year ended December 31, 2004.

      RESULTS OF OPERATIONS

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $246,737 since inception and is considered a company in the development stage. Management's plans are to seek a viable merger candidate which is a going concern and reverse merge with it. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does find a viable merger candidate to reverse merge, and raises capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    STOCKHOLDERS' DEFICIT

      On April 29, 2005, the majority stockholders of the Company authorized a 4 for 1 reverse split. This stock became effective on June 28, 2005. Accordingly, all per share figures in the financial statement have been restated.


                   The accompanying notes are an integral part
                          of the financial statements.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

PLAN OF OPERATION

The following plan of operation should be read in conjunction with our unaudited statements and notes thereto.

      We were incorporated on July 17, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception and have no operations to date other than issuing shares of common stock to our three founding stockholders and issuing shares of common stock in private placements effected under Regulation S and Regulation D of the Securities Act.

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

      In August 2003, we cancelled 1,000,000 of the shares that were issued to an affiliate of Ronald C. H. Lui, one of our founders who was also the Assistant Treasurer of the Company, because we discovered that $100,000 placed in the custody of Mr. Lui in order for him to seek business combinations in Asia was not used for the intended purposes and that he absconded with the funds and has not returned to the United States. The $100,000 that was placed in the custody of the Assistant Treasurer was accounted for as an amount due from a stockholder. On August 4, 2003, when the board of directors cancelled the shares originally issued to the Assistant Treasurer's affiliate it also wrote off the $60,000 balance of the amount provided to such officer. At such time, the Assistant Treasurer was also removed from his position as Assistant Treasurer.

      On February 28, 2005, we entered into a non-binding letter of intent with ATN Capital & Participacoes Ltda. ("ATN"), relating to the acquisition by us of 80% of the issued and outstanding capital stock of ATN. ATN is based in Brazil and is engaged in the business of credit collection and credit counseling. The letter of intent contemplates that we would pay to certain holders of the 80% interest in ATN, in the aggregate, $219,230 in cash and issue to such holders, in the aggregate, such number of shares of our common stock, which will constitute 75% of our issued and outstanding common stock as of the closing. The letter of intent also contemplates that we will have at least $107,692 in cash in our bank account at the closing which will be available to fund ATN's working capital needs after the closing.

      The letter of intent is also subject to several conditions, including due diligence by both parties, the negotiation and execution of a binding agreement relating to the acquisition, the negotiation of employment agreements with management of ATN, approval of our board of directors, the negotiation and the execution of a shareholders agreement among us and the holders of the remaining 20% in ATN.

      Under the terms of the letter of intent, we are responsible for the costs and expenses incurred by ATN in connection with the audit of ATN's financial statements for the fiscal years ended December 31, 2004 and 2003 and for any further interim period.

      We continue working toward entering into definitive agreements and closing the contemplated transactions with ATN. Before we can enter into definitive agreements with ATN and close the contemplated transactions, however, we must make sure that we have audited financial statements for ATN that we have adequate comprehensive disclosure regarding ATN so that we can include such financial statements and disclosure in a current report that we will file within four days of closing the acquisition of ATN. The process of finalizing the audited financial statements and preparing the requisite disclosure is taking longer than initially expected. We expect that we should be able to enter into definitive agreements and close the transaction with ATN prior to the end of the first quarter of 2006.

      We own no real estate and have no full time employees. We have not had any operations since incorporation and will not have any operations of our own unless and until we effect a share exchange or other business combination with an operating entity.

NOTE REGARDING REVERSE STOCK SPLIT

      On June 28, 2005 we effected a one for four reverse split of our outstanding common stock. Immediately prior to the effectiveness of the stock split, we had 4,450,000 shares of common stock outstanding and immediately after the stock split we had (and continue to have) 1,112,500 shares of common stock outstanding. All numbers in this quarterly report have been restated to give effect to the stock split so proper comparisons may be made.

RESULTS OF OPERATIONS

Three Month Comparison

During the second quarter ended September 30, 2005, we incurred a net loss of $27,235. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations other than organizational activities and a search for a merger partner since inception.

During the second quarter ended September 30, 2004, we incurred a net loss of $ 6,663. Expenses in this quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during this quarter.

Nine Month Comparison

During the nine month period ended September 30, 2005, we incurred a net loss of $85,152. Expenses during this period were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations other than organizational activities and a search for a merger partner since inception.

During the nine month period ended September 30, 2004, we incurred a net loss of $6,663. Expenses in this quarter were for general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during this quarter.

Balance Sheet Items

As of September 30, 2005, we had cash in the amount of $948,932. Our total assets as of September 30, 2005 were $951,562.

As of September 30, 2005, we had a note payable to an officer in the amount of $1,000,000, interest payable to an officer in the amount of $56,801, accounts payable of $513 and accrued expenses of $26,485. We also had at such date another loan payable to an officer in the amount of $12,000. As of December 31, 2004, we had accounts payable of $10,957 and accrued expenses of $21,382. Our total liabilities as of September 30, 2005 were $1,095,799 and as of December 31, 2004 our total liabilities were $1,063,639.

As of September 30, 2005, we had total Stockholders' Deficit of $144,237. As of such date we had a total accumulated deficit of $246,737.

LIQUIDITY AND CAPITAL RESOURCES

      We had cash in the amount of $948,932 at the end of the quarter and no other assets.

      We have an outstanding convertible note that comes due on August 12, 2007 that accrues interest from the date of issuance on August 12, 2004 through maturity at the simple rate of 5%. We have deposited the cash proceeds that we received from the issuance of the convertible note into an interest bearing account, however, the interest that we receive on such deposit is less than the 5% interest rate applicable under the convertible note. We also have current liabilities of $95,799 as of September 30, 2005. Given the extent of our long term and current liabilities and the fact that we have no revenues other than interest income, we do not have enough assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $(246,737).

      Except in connection with the possible acquisition of ATN as described above, we have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $40,000 in the fiscal year ending December 31, 2005, however, we are also incurring transactional costs in connection with our contemplated acquisition of ATN. We estimate that the total amount of transaction costs that may be incurred in connection with the ATN acquisition could be as high as $75,000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

      If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have had no operating history nor any revenues or earnings from operations.

      We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management team does not devote its full time to our business and operations.

      Our management team only devotes minimal time to our business. No member of our management team has any written employment agreement with us, nor are they expected to enter into one. We have not obtained key man life insurance on the lives of any member of our management team. The loss of the services of any member of our management team would adversely affect development of our business and our likelihood of continuing operations on any level.

We may have conflicts of interest with our management team.

      Conflicts of interest and non-arms length transactions may arise in the future. The terms of a business combination may include terms like the retention of our current officers and directors as officers and directors of the successor company in the business combination. The terms of a business combination may provide for a payment by cash or otherwise to members of our management team for the purchase or retirement of all or part of our common stock that is held by them or for services rendered incident to or following a business combination. Our management team would directly benefit from this type of employment or payment. These benefits may influence our management team's choice of a target company. Our certificate of incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our proposed operations are purely speculative.

      The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we can identify a target company and consummate a business combination.

We are subject to the penny stock rules.

      Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

We may have significant difficulty in locating a viable business combination candidate.

      We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

      A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the per share value of our common stock may decrease, perhaps significantly.

Any business combination that we engage in may have tax effects on us.

      Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Saltoun concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 29, 2005 the holders of 67.4% of our issued and outstanding common stock voted in favor of a one for four reverse stock split. The stock split became effective on June 28, 2005. We filed a definitive information statement with the SEC on May 17, 2005 that describes the reverse stock split and the reasons for it. Thereafter, we mailed out the information statement to our stockholders.


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

                                            LEXICON UNITED INCORPORATED


DATED: November 14, 2005                    By: /s/ Elie Saltoun
                                              ----------------------------------
                                              Elie Saltoun
                                              Chairman, CEO and Treasurer

                                  EXHIBIT INDEX


Exhibit
No.       Description
-------   ----------------------------------------------------------------------

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32        Certification  of CEO and  Treasurer  furnished  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.