Form 10KSB
period 2005-12-31
LEXICON UNITED INC
filed 2006-04-17
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year from __________________ to __________________

Commission File No. 000-33131

LEXICON UNITED INCORPORATED, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	06-1625312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Steiner Ranch Blvd. Suite # 1708, Austin, Texas 78732	(512) 266-3507
(Address of Principal Executive Office)	(Issuer Telephone No. Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year are $26,258.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2005 was not determinable.

The number of shares outstanding of the issuer's common stock as of April 14, 2006 is 3,412,500.

EXPLANATORY NOTE

This annual report is for Lexicon’s fiscal year ended December 31, 2005. On February 27, 2006, shortly after the end of Lexicon’s 2005 fiscal year, Lexicon acquired ATN Capital & Participacoes Ltda., or ATN, a Brazilian-based accounts receivable servicing company. Prior to such acquisition, including the entirety of Lexicon’s 2005 fiscal year, Lexicon was a shell company. Although Lexicon was a shell company during 2005, the disclosures in this Form 10-KSB describe Lexicon’s new business, i.e., the business of ATN, because management believes that disclosure regarding Lexicon’s new business will be more meaningful than shell company disclosure. However, since the financial statements provided are those of Lexicon prior to the acquisition of ATN, Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to Lexicon’s operations as a shell company prior to the ATN acquisition. Please refer to the Current Report on Form 8-K of Lexicon filed with the SEC on February 27, 2006 for the audited Financial Statements of ATN for the fiscal years ended December 31, 2004 and December 31, 2003 and for the nine (9) month period ended September 30, 2005.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Lexicon United Incorporated, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

When used in this report, the terms “Lexicon,” “Company,” “we,” “our,” and “us” refer to Lexicon United Incorporated and its consolidated subsidiaries, including, after February 27, 2006, ATN.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Background

Our corporate name is Lexicon United Incorporated. We were incorporated on July 17, 2001 in the state of Delaware. We were a “blank check” company and had no operations other than organizational matters and conducting a search for an appropriate acquisition target until February 27, 2006 when we completed an acquisition transaction with ATN, a Brazilian limited company, that had commenced business in April 1997. ATN is engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil.

On April 29, 2005, our stockholders approved a four for one reverse stock split which became effective on June 28, 2005.

Acquisition of ATN Capital & Participações Ltda

On February 27, 2006, we completed an acquisition transaction with ATN whereby we acquired 400,000 shares of ATN common stock, constituting 80% of ATN’s issued and outstanding capital stock, from the two stockholders of ATN in exchange for 2,000,000 shares our common stock. Upon the consummation of such share exchange, the two stockholders of ATN became holders of approximately 23.72% of our outstanding common stock in the aggregate and ATN became our majority-owned subsidiary.

When we refer in this report to business for periods prior to the consummation of the acquisition, we are referring to the business of ATN.

Our Business Generally

We have been in the collection business for over 8 years. We provide a wide range of accounts receivable management services to our clients. Our focus is on the recovery of delinquent accounts (generally, accounts that are 60 days or more past due). We generate revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our contingent fees typically are around 15 percent of the amounts recovered on behalf of our clients. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.

The types of receivables that we generally manage include charged-off receivables, which are accounts receivable that have been written-off by the originators and may have been previously serviced by collection agencies and semi-performing receivables, which are accounts receivable where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

An Overview of Our Industry

The servicing and collection of charged-off and semi-performing consumer receivables in Brazil is a growing industry that is driven by:

•	increasing levels of consumer debt;
•	increasing defaults of the underlying receivables; and
•	increasing utilization of third-party providers to collect such receivables.

According to financial bulletins, consumer credit in Brazil has been increasing at an annual rate of 15 percent on average and the credit card market will be steadily growing.

We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to outsource the servicing of these receivables.

Strategy

Our primary objective is to utilize our management's experience and expertise to effectively grow our business by identifying, evaluating and servicing consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner.

Our strategy includes utilizing the systemization of our operations to reduce overhead costs and to provide intensive training to our call center representatives to increase our percentage of successful account receivable collections.

Our management team also includes statisticians that have developed models that guide our collection efforts and assist us in deciding the extent to which we believe we can successfully recover a charged-off or semi-performing receivable.

Our Services

Engagement Planning.

Our approach to accounts receivable management and collection for each client is determined by a number of factors, including account size and demographics, the client’s specific requirements and management’s estimate of the collectibility of the account. We have standard accounts receivable management and collection methods that we employ to collect accounts receivable. These methods were developed based on our 8 years of experience in this industry. In order to properly serve our customers we carefully study our customer’s account receivable needs and employ the proper collection method for each particular client. In most cases, our approach to accounts receivable collection changes over time as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. Our standard approach, which may be tailored to the specialized requirements of each client, defines and controls the steps that will be undertaken by us on behalf of the client and the manner in which we will report data to the client. Through our systematic approach to accounts receivable management and collection, we remove most decision making from the recovery staff and ensure uniform, cost-effective performance.

Once the approach has been defined, we transfer pertinent client data into our information system. When the client’s records have been established in our system, we begin the recovery process.

Account Notification.

We initiate the recovery process by forwarding a preliminary letter that is designed to seek payment of the amount due or open a dialogue with client’s customers who cannot afford to pay at the current time. Telephone representatives remind the client’s customer of their obligation, inform them that their account has been placed for collection with us and begin a dialogue to develop a friendly payment program.

Determination of Obligor Contact Data.

In cases where the client’s customer’s contact information is unknown, we conduct research through the “CreditLink” system to determine a means of contacting the customer debtor. “CreditLink” is a paid service that assists with investigations into customer contact information, and costs approximately $300 per month. Once we have located the client’s customer, the notification process can begin.

Payment Process.

After we receive payment from the client’s customer, depending on the terms of our contract with the client, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our collection services.

Activity Reports.

Clients are provided with a system-generated set of customized reports that fully describe all account activity and current status. These reports are typically generated daily; however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

Quality Tracking.

We emphasize quality control throughout all phases of the accounts receivable management and collection process. Some clients may specify an enhanced level of supervisory review and others may request customized quality reports. Large financial services organizations will typically have exacting performance standards which require sophisticated capabilities, such as documented complaint tracking.

Collection Strategy

At the outset of each engagement, we perform a collectibility analysis utilizing information prepared by our statisticians. This analysis is the basis for our collection efforts and dictates our strategy for any particular receivable or group of receivables. We continuously refine this analysis to determine the most effective collection strategy to pursue for each account.

Our collection strategies consist of:

•
Call Centers. We maintain an inbound and outbound collection call center at ATN’s executive offices in Rio De Janeiro in Brazil. Our collections department is divided into two client teams, each team consisting of a collection manager and six or seven collection supervisors, each assigned to an individual client. Each collection supervisor is in charge of anywhere from 4 to 15 collectors. Collectors are trained to use a friendly but firm approach to assess the willingness of the customer to pay. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual's ability to pay. In cases where a payment plan is developed, collectors encourage debtors to pay through automatic payment arrangements, if available.

•
Legal Action. We generally outsource those accounts where it appears the debtor is able but unwilling to pay. We utilize lawyers that are independent from us, but who are located on our premises. These lawyers specialize in collection matters and we pay them a contingency fee on amounts collected. The name of the firm that we use is Andrada & Negreiros Associates. Prior to sending accounts to the law firm, our collectors communicate to the debtor our intention to have a lawyer evaluate the suitability of the account for litigation if payment arrangements cannot be established.

•
Direct Mail. We have an in-house marketing team that develops mail campaigns. The mail campaigns generally offer debtors targeted discounts on their balance owed to encourage settlement of their accounts and provide us with a low cost recovery method.

•
Removal from Restricted Lists. There are two restrictions imposed upon debtors in Brazil that fail to pay their debts when they come due. The first is called “Serasa”, which is a restriction imposed by every Brazilian bank. Such debtor’s names are put on the Serasa restricted list and no Brazilian Bank will provide them credit. The second restricted list is called “SPC”, which is a restriction imposed by Brazilian merchants. Once a debtor’s name is put on the SPC list, merchants will no longer provide the debtor with credit. Once we agree with the debtor on a payment program and the debtor makes the first installment towards such program, we notify our client that a payment has been made. The client then causes such debtor’s name to be removed from such lists. The removal of a debtor’s name from such lists is very beneficial to the debtor, who may then be able to obtain limited credit and who no longer has to suffer the other negative social effects of being on such lists.

Technology and Infrastructure

Our customer contact center utilizes the NEO system. Our Information Technology staff is comprised of approximately four employees. We provide our services through the operation of our main call center, located in Rio de Janeiro, Brazil, which utilizes 140 persons, and two smaller call centers: one located in Vitoria, Brazil, using about 15 people, and the other located in Niteroi, using about two people.

We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We believe fast recovery and continuous operation are ensured.

We spent approximately $33,000 and $30,000 on research and development activities during fiscal years ended December 31, 2005 and 2004, respectively.

Quality Assurance and Client Service

In the accounts receivable management industry, a company’s reputation for quality service is of the utmost importance. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients’ customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives’ performance and to ensure compliance with our policies and standards, quality assurance personnel supervise each telephone representative on a frequent basis and provide ongoing training to the representative based on this review.

We maintain a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives contacts clients on a regular basis in order to establish a close rapport, determine clients’ overall level of satisfaction, and identify practical methods of improving their satisfaction.

Major Customers

We have approximately 15 clients. Unibanco accounts for approximately 40% of our revenues.

Personnel and Training

All of our call center personnel receive comprehensive training that instructs in each of the following topics:

•	how to use the system;
•	how to communicate with the client;
•	scripts; and
•	role playing.

These programs are conducted through a combination of classroom and role-playing sessions. New employees receive training on how to use our operating systems and on how to approach clients. Special orientations are also given out to employees on the respect of customer’s codes and how to respect creditors’ rights. Various upgrades and incentives are closely monitored by our human resource supervisor, including an upscale gradual commission that is awarded to each employee reaches at least 70% of the targeted performance.

As of April 14, 2006, we had a total of approximately 113 full-time employees and 41 trainees and 24 cooperatives. Our employees are not represented by a labor union. We believe that our relations with our employees are satisfactory.

Sales and Marketing

Our sales force is comprised of ATN’s senior management team, which markets our accounts receivable services to potential clients.

Competition

The accounts receivable management and collection industry in Brazil is highly competitive. We compete with a large number account receivable management providers, including Sincred, Mastercob and Easycob. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform accounts receivable management services through their own in-house staff. Moreover, many larger clients retain multiple outsourcing providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized quality service, sophisticated call and information systems, and price.

Regulation

The accounts receivable management industry in Brazil is regulated by Brazil Consumer Defense Code (Law 8078 of September 11, 1990). The Consumer Defense Code is a regulatory entity designed to maintain a standard procedure to protect the privacy and rights of the debtors. It is intended to limit and outline the collection procedure so that such procedure remains within acceptable commercial practice. No pressure or harassment is permitted. We believe that we are in compliance in all material respects with all applicable regulations.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

Financial Risks

We only have approximately $940,000 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs

As of December 31, 2005, we had approximately $940,000 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

Risks Relating To Our Business

Our business is dependent on our ability to grow internally

Our business is dependent on our ability to grow internally, which is dependent upon:
•	Our ability to retain existing clients and expand our existing client relationships; and
•	Our ability to attract new clients.

Our ability to retain existing clients and expand those relationships is subject to a number of risks, including the risk that:
•	We fail to maintain the quality of services we provide to our clients;
•	We fail to maintain the level of attention expected by our clients;
•	We fail to successfully leverage our existing client relationships to sell additional services; and
•	We fail to provide competitively priced services to our clients.

Our ability to attract new clients is subject to a number of risks, including:
•	The market acceptance of our service offerings;
•	The quality and effectiveness of our sales personnel; and
•	The competitive factors within the accounts receivable management industry in Brazil.

If our efforts to retain and expand our client relationships and to attract new clients do not prove effective, it could have a materially adverse effect on our business, results of operations and financial condition.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We anticipate that it will be necessary to invest in technology in the future to remain competitive. During the fiscal years ended December 31, 2005 and 2004, we invested approximately $44,000 and $40,000 in technology, respectively. We expect that in future years we will have to invest similar amounts in technology. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

We are highly dependent on our telecommunications and computer systems

As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, or similar events. Our business is also materially dependent on services provided by various local telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize revenue only as accounts receivables are collected, any failure or interruption of services would mean that we would continue to incur payroll and other expenses without any corresponding income.

An increase in communication rates or a significant interruption in communication service could harm our business

Our ability to offer services at competitive rates is highly dependent upon the cost of communication services provided by various local telephone companies. Any change in the telecommunications market that would affect our ability to obtain favorable rates on communication services could harm our business. Moreover, any significant interruption in communication service or developments that could limit the ability of telephone companies to provide us with increased capacity in the future could harm existing operations and prospects for future growth.

We compete with a large number of providers in the accounts receivable and collection industry in Brazil. This competition could have a materially adverse effect on our future financial results

In the accounts receivable management and service industry in Brazil, we compete with sizable corporations, as well as many regional and local firms. We may lose business to competitors that offer more diversified services and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts with local clients as a marketing advantage. In addition, many companies perform the accounts receivable management services offered by us in-house. Many larger clients retain multiple accounts receivable service providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Many of our clients are concentrated in the financial services sector. If this sector performs poorly or if there are any adverse trends in this sector it could materially adversely affect us

For the years ended December 31, 2005 and 2004, we derived approximately 100 percent of our revenue from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

All of our operations take place in Brazil. Various factors relating to our Brazilian operations could affect our performance, including fluctuations in currency exchange rates

All of our revenues are derived from Brazil. Political or economic instability in Brazil could have an adverse impact on our results of operations due to diminished revenues. Our future revenue, costs of operations and profit results could also be affected by a number of other factors related to our Brazilian operations, including changes in economic conditions in Brazil, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues.

Unanticipated currency fluctuations in the Brazilian Real could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

We provide accounts receivable collection and management services to our Brazilian clients utilizing Brazilian labor sources. A decrease in the value of the U.S. dollar in relation to the Brazilian Real could increase our cost of doing business in Brazil.

Our success depends on our senior management team and the senior management team of our operating subsidiary, ATN, and if we are not able to retain them, it could have a materially adverse effect on us

We are highly dependent upon the continued services and experience of our senior management team. We depend on the services of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

We are dependent on our employees and a higher turnover rate would have a material adverse effect on us

We are dependent on our ability to attract, hire and retain qualified employees. The Brazilian accounts receivable service and management industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our employees receive modest hourly wages and some of these employees are employed on a part-time basis. A higher turnover rate among our employees would increase our recruiting and training costs and could materially adversely impact the quality of services we provide to our clients. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient number of qualified employees to meet the needs of our business or to support our growth. If we are unable to do so, our results of operations could be harmed. Any increase in hourly wages, costs of employee benefits or employment taxes in Brazil could also have a materially adverse affect.

We may experience variations from quarter to quarter in operating results and net income that could adversely affect the price of our common stock

Factors that could cause quarterly fluctuations include, among other things, the following:

•	The timing of our clients’ accounts receivable collection programs and the commencement of new contracts and termination of existing contracts;
•	Customer contracts that require us to incur costs in periods prior to recognizing revenue under those contracts;
•	The effects of a change of business mix on profit margins;
•	The timing of additional selling, general and administrative expenses to support new business;
•	Fluctuations in foreign currency exchange rates;
•	The amount and timing of new business; and
•	That our business tends to be slower during summer and holiday seasons.

Most of our accounts receivable management contracts do not require clients to place accounts with us, may be terminated on 30 or 60 days notice and are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all

Under the terms of most of our accounts receivable management contracts, clients are not required to give accounts to us for collection and usually have the right to terminate our services on 30 or 60 days notice. Accordingly, we cannot guarantee that existing clients will continue to use our services at historical levels, if at all. In addition, most of these contracts provide that we are entitled to be paid only when we collect accounts. Therefore, under applicable accounting principles, we can recognize revenues only upon the collection of funds on behalf of clients.

We rely on our client Unibanco for a significant portion of our revenues. The loss of Unibanco as our client or its failure to pay us could reduce revenues and adversely affect results of our operations

We receive approximately 35 percent of our revenues from our client Unibanco. We are exposed to customer concentration and Unibanco is not contractually obligated to continue to use our services at historic levels or at all, subject only to notice periods for termination. If Unibanco were to significantly reduce the amount of service, fail to pay, or terminate the relationship altogether, our business could be harmed.

We have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest

In the past, we have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them, which inherently give rise to conflicts of interest. For example, certain of these parties have previously provided debt financing to us and have received additional equity interests, such as shares of our stock upon the conversion of such debt financing. Transactions with related parties such as these pose a risk that such transactions are on terms that are not as beneficial to us as those that may be arranged with third parties.

Concentrated Control Risk

The management team collectively has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person

Our management team, including the management of our subsidiary, ATN, collectively owns 95.70% of the outstanding common stock. Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

Market Risks

There has been no established public trading market for our common stock. If a market in our stock is ever developed, our stock price may become highly volatile

Since we are relatively thinly capitalized and our stock is a penny stock, if a market in our stock is ever developed, our stock price may become highly volatile. There has been no established public trading market for our common stock and, none of our shares are currently eligible for sale in a public trading market. The likely market for our stock would be the Over-the-Counter Bulletin Board or the Pink Sheets. As a result, investors may find it difficult to dispose of our securities, or to obtain accurate quotations of the price of our securities This lack of information limits the liquidity of our common stock, and likely will have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the relatively low revenue nature of our business and because we are a thinly capitalized company. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in us.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of April 14, 2006, we had outstanding 3,412,500 shares of common stock. Accordingly, we have 36,587,500 shares of common stock available for future sale.

Because our stock is considered a penny stock, any investment in our stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is a "penny stock" within the meaning of Rule 15g-9 to the Securities Exchange Act of 1934, which is generally an equity security with a price of less than $5.00. Our common stock is subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, the penny stock regulations require the broker-dealer to:
•
deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities; and
•
send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of holders of our capital stock to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity of our securities may be decreased, with a corresponding decrease in the price of our securities. Our common stock in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to effect a change- in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control.

In addition, we are also subject to Section 203 of the Delaware General Corporation Law that, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our Certificate of Incorporation, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change-in-control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

Item 2. DESCRIPTION OF PROPERTY.

Our executive offices in the U.S.A. are located at 4500 Steiner Ranch Boulevard, Suite 1708, Austin, Texas 78732. This space is the residence of our Secretary and we utilize the space on a rent-free basis pursuant to a verbal understanding with our Secretary.

ATN’s executive offices are located at 177 Av. Rio Branco, 7th and 8th Floors, Rio de Janeiro, Brazil 20040-007. ATN’s office space consists of approximately 500 square meters of space on two floors of a 22-story building in downtown Rio de Janeiro. ATN occupies the entire 7th and 8th floor of this building. ATN’s space consists of 500 square meters which is used as a call center, 100 square meters of administrative offices, consisting of 5 offices in total; and one conference rooms consisting of 18 square meters of space.

ATN has the right to use this property pursuant to a lease agreement with Santa Casa de Misericordia do Rio de Janeiro. The rent payment is R$ 7,600.00 (seventy thousand six hundred reais) and the lease expires on April 30, 2010.

ATN also has a second office in Vitoria, Brazil with a space of 100 square meters and 15 employees. This office engages primarily in recovering delinquent accounts in the state of Espirito Santo.

ATN has a third office is in Niteroi, Brazil with a space of 35 square meters and 3 employees. This office engages primarily in selecting recovered account for possible new credit card issuance as well as in public relation for ATN.

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

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Price

There has been no established public trading market for our common stock and, none of our shares of our common stock are eligible for sale in a public trading market. There is no current price quoted for our common stock.

None of our common stock or preferred stock is subject to outstanding options or warrants and we have no outstanding securities that are convertible into our common stock or preferred stock. None of our stock is eligible to be sold pursuant to Rule 144 under the Securities Act.

Holders

As of April 14, 2006, our common stock was held by 79 stockholders of record. The issued and outstanding shares of Lexicon’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulations S and D promulgated under the Securities Act.

Dividends

Lexicon has not paid any dividends to date, and has no plans to do so in the immediate future.

Transfer Agent

Continental Stock Transfer and Trust Company is currently acting as our transfer agent. Contact information for Continental Stock Transfer and Trust Company is as follows: 17 Battery Place, New York, New York 10004, telephone (212) 509-4000.

Recent Sales of Unregistered Securities

On November 22, 2005, we entered into a Debt Conversion Agreement with Keyano Invest Inc. or Keyano, the holder of our convertible promissory note having a principal amount plus accrued interest of $1,063,750. Under the Debt Conversion Agreement, we converted Keyano’s note and any accrued interest into our common stock at a rate of $0.20 per share. 5,318,750 shares of our common stock were delivered to Keyano and the note was cancelled. The shares were offered and sold in reliance upon an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering.

On February 27, 2006, we issued 2,000,000 shares of our common stock to the two stockholders of ATN, Omar Malheiro Silva Araújo and Manuel da Costa Fraguas. The shares were offered and sold in reliance upon an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering.

In issuing securities in reliance on Section 4(2) of the Securities Act as specified above, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

General

Our corporate name is Lexicon United Incorporated. We were incorporated on July 17, 2001 in the state of Delaware. We were a “blank check” company and had no operations other than organizational matters and conducting a search for an appropriate acquisition target until February 27, 2006 when we completed an acquisition transaction with ATN, a Brazilian limited company, that had commenced business in April 1997. ATN is engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil.

On April 29, 2005, our stockholders approved a four for one reverse stock split which became effective on June 28, 2005.

Recent Development

On February 27, 2006, we completed an acquisition transaction with ATN whereby we acquired 400,000 shares of ATN common stock, constituting 80% of ATN’s issued and outstanding capital stock, from the two stockholders of ATN in exchange for 2,000,000 shares our common stock. Upon the consummation of such share exchange, the two stockholders of ATN became holders of approximately 23.72% of our outstanding common stock in the aggregate and ATN became our majority-owned subsidiary.

Because the acquisition of ATN was completed after December 31, 2005, the financial statements included in this annual report for the year ended December 31, 2005 are those of Lexicon United Incorporated only during that period. During the entire period covered by this report, Lexicon was a shell company.

Results of Operations

Fiscal Year 2005 v. Fiscal Year 2004

Fiscal Year 2005. During the fiscal year ended December 31, 2005, we had no revenues from our operations. We had interest income of $26,258 resulting from our cash on deposit at a bank. We incurred a net loss of $463,902 during the period. The loss is mainly attributable to a debt conversion expense of $340,400 incurred in November 2005 where we converted certain convertible promissory note held by Keyano Invest Inc. into our common stock at a price of $0.20 per share. We reduced the conversion price from $1.00 per share to $0.20 per share as an incentive for Keyano to convert the loan. Other expenses during this period related primarily to interest expenses, accounting, legal and miscellaneous general and administrative fees.

Fiscal Year 2004. During the fiscal year ended December 31, 2004, we had no revenues from our operations. We had interest income of $5,099 resulting from our cash on deposit at a bank in the amount of $1,000,000, the proceeds from the issuance by us of a convertible note described below under “Liquidity and Capital Resources.” We incurred a net loss of $55,528 during the period. Expenses during this period related primarily to accounting, legal and miscellaneous general and administrative fees.

Comparison of Balance Sheet Items

As of December 31, 2005, we had cash of $940,809 and recorded a depreciation of $2,559. As of such date, we had a total asset of $943,368. As of December 31, 2004, we had cash of $1,004,554 and no other assets.

As of December 31, 2005, we had accrued expenses of $1,738 and a loan payable to an officer in the amount of $55,467. As of December 31, 2004, we had a note payable to an officer in the amount of $1,000,000, interest payable to an officer in the amount of $19,300, accounts payable of $10,957 and accrued expenses of 21,382. We also had at such date another loan payable to an officer in the amount of $12,000. The note in the amount of $1,000,000 was converted into our common stock at a conversion price of $0.20 per share in November 2005. On December 31, 2005, our total liabilities were $57,205 and our total liabilities as of December 31, 2004 were 1,063,639.

As of December 31, 2005, our total Stockholders’ Equity was $886,163. As of such date, we had a total accumulated deficit of $625,487. As of December 31, 2004, we had total Stockholders’ Deficit of $59,085. As of such date, we had a total accumulated deficit of $161,585.

Liquidity and Capital Resources

Operations to date have been primarily financed by debt and equity transactions. As a result, our future operations will continue to be dependent upon the successful completion of additional equity financing and the timing and terms thereof, as well as support of principal stockholders. Implementation of our business acquisition and growth strategies has increased our need for working capital if we are to be able to seek out and capitalize on available business opportunities and attain our intended growth. Additionally, even if we continue to raise working capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will be able to generate profits and positive cash flows. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

We had total current assets of $943,368 as of December 31, 2005, all of which were cash. We had total current liabilities of $57,205 as of December 31, 2005. Our total stockholders’ equity as of December 31, 2005 was $886,163.

We believe that our current working capital will be sufficient to sustain our operations at our current levels for the next twelve months. We will require additional working capital to operate beyond such period.

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of our liabilities and commitments in the normal course of business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Item 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, Mr. Saltoun concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and treasurer) to allow timely decisions regarding required disclosure and that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Positions Held	Experience
Elie Saltoun	67	Chief Executive Officer, President and Treasurer since November 2004
Elie Saltoun was our director and Secretary since inception. On November 4, 2004, he resigned as Secretary and became our Chief Executive Officer, President and Treasurer. From October 1998 until April 2001, he was a director of, and was (until April 2, 2001) the Chief Executive Officer and President of, PanAgra International Corporation. PanAgra is now called Minghua Group International Holdings Limited and it is a company that develops and manufactures hybrid vehicles powered by a combination of a combustion diesel engine and an electric power system. During the period that Mr. Saltoun was the Chief Executive Officer and President of PanAgra (from October 1998 through April 2001), it was a blank check company. Since May 2005 through present, Mr. Saltoun has acted as a principal of Keyano Invest Inc., a corporate consulting firm based in Brazil.

Jeffrey Nunez	45	Secretary since November 2004
During the period from our inception until November 4, 2004, Mr. Nunez was our director, Chief Executive Officer, President and Treasurer. He resigned from all of those positions (except he remained a director) on November 4, 2004 and on such date he was appointed as our Secretary. From September 2000 to October 2003, Jeffrey G. Nunez has served as the Senior Director of Investments and Operations at Chicago Investment Group, Inc. From October 2003 to present Mr. Nunez has been self employed acting as a consultant to public companies under the name Broad Street Capital.

Omar Malheiro Silva Araújo	52	President, Chief Executive Officer and director of ATN since April 1997
Mr. Araújo has been the President, Chief Executive Officer and director of our subsidiary ATN since April 1997. Mr. Araújo is the co-founder of ATN. From 1991 to 1997, Mr. Araújo served as the Chief Financial Officer and director of Cartao Unibanco Visa where he supervised the cash flow of the credit card division. Mr. Araújo has a MBA in Finance.

Manuel da Costa Fraguas	59	General Manager and director of ATN since April 1997	Mr. Fraguas has been the General Manager and director of our subsidiary ATN since its inception on April 1997. Mr. Fraguas is the co-founder of ATN. Mr. Fraguas has a master in Production Engineering.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Mr. Saltoun devotes approximately 25% of his business time to our affairs with the remaining time being spent on the affairs of Keyano Invest Inc. Mr. Nunez devotes approximately 25% of his time to our affairs with the remaining time being spent on the affairs of Broad Street Capital. Each of Mr. Araújo and Fraguas devotes 100% of his business time to the operation and business of our subsidiary ATN.

To the best of our knowledge, except as set forth herein, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Committees and Board Meetings

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function although we intend to form such committees in the near future.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Saltoun and Mr. Nunez, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert, our board would make a determination as to whether such person is independent.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

Our board of directors has adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions are subject to. Currently Elie Saltoun, our Chief Executive Officer, President and Treasurer, Jeffrey G. Nunez, our Secretary, Omar Malheiro Silva Araújo, the Chief Executive Officer and President of ATN, and Manuel da Costa Fraguas, the General Manager of ATN, are our and ATN’s only officers and directors, therefore, they are the only persons subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, our board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Messrs Saltoun and Nunez serve as directors and are also our officers, they are largely responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of their own breach of the Code of Ethics.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, Elie Saltoun and Jeffrey Nunez each failed to make the required filings under Section 16(a). These officers have indicated that they intend to make the required filings promptly after the filing of this Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Elie Saltoun	2005				0	0	0	$0
Chief Executive Officer	2004	0	0	0	0	0	0	$0
	2003	0	0	0	0	0	0	$0

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee; all decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan.

Employment Contracts

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 14, 2006 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]	Percent of Class[2]
Common Stock $0.001 par value	Omar Malheiro Silva Araújo 177 Av. Rio Branco, 7th Floor Rio de Janeiro, Brazil 20040-007	President, Chief Executive Officer and director of ATN	1,400,000	16.56%
Common Stock $0.001 par value	Manuel da Costa Fraguas 177 Av. Rio Branco, 7th Floor Rio de Janeiro, Brazil 20040-007	General Manager and director of ATN	600,000	7.10%
Common Stock $0.001 par value	Keyano Invest Inc. C/o VP Bank attention Mr. Diego Piccoli Bleicherweg 50 CH 8039 Zurich Switzerland		5,818,750[3]	68.81%
Common Stock $0.001 par value	Elie Saltoun 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	President, CEO, Treasurer and Director	5,818,750[3]	68.81%
Common Stock $0.001 par value	Jeffrey Nunez 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	Secretary and Director	250,000	2.96%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		6,068,751	71.77%

[1]
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

[2]
A total of 8,456,250 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

[3]
Our president, CEO, Treasurer and director, Elie Saltoun, owns fifty percent of Keyano Invest Inc. Accordingly, Mr. Saltoun and Keyano are deemed to be affiliates. Mr. Saltoun is deemed to be the beneficial owner of any securities owned by Keyano, and vice versa. Therefore, the 5,818,750 shares of our common stock owned by Keyano include the 500,000 shares of common stock held by Mr. Saltoun. Conversely, the 5,818,750 shares of our common stock owned by Mr. Saltoun include the 5,318,750 shares held by Keyano. Mr. Saltoun disclaims beneficial ownership of the shares held by Keyano and Keyano disclaims beneficial ownership of the shares held by Mr. Saltoun.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 22, 2005, we entered into a Debt Conversion Agreement with Keyano, the holder of our convertible promissory note having a principal amount plus accrued interest of $1,063,750. Under the Debt Conversion Agreement, we converted Keyano’s note and any accrued interest into our common stock at a rate of $0.20 per share. 5,318,750 shares of our common stock were delivered to Keyano and the note was cancelled. Keyano is an affiliate of our director and current Chief Executive Officer, President and Treasurer, Elie Saltoun, who is the owner of a 50% interest in Keyano.

On February 27, 2006, we consummated the transactions contemplated by a share exchange agreement among us, ATN, Omar Malheiro Silva Araújo and Manuel da Costa Fraguas, both directors and officers of ATN. Pursuant to the share exchange agreement, we acquired 80% of the outstanding capital stock of ATN in exchange for 2,000,000 shares of our common stock, in the aggregate. As a result of this transaction, Messrs. Araújo and Fraguas became the owners of 23.72% of our outstanding capital stock.

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

Exhibit No.	Description
2.1
Share Exchange Agreement, dated December 12, 2005, among the registrant, ATN Capital & Participações Ltda, Omar Malheiro Silva Araújo and Manuel da Costa Fraguas (incorporated by reference to Exhibit 10.1 in the registrant’s current report on Form 8-K filed on December 16, 2005)

2.2
Amendment No. 1 to Share Exchange Agreement, dated January 18, 2006, among the registrant, ATN Capital & Participações Ltda, Omar Malheiro Silva Araújo and Manuel da Costa Fraguas (incorporated by reference to Exhibit 10.1 in the registrant’s current report on Form 8-K filed on January 23, 2006)

3.1
Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Delaware on July 17, 2001 (incorporated by reference to Exhibit 2.1 in the registrant’s Form 10-SB filed on August 28, 2001)

3.2	Bylaws of the registrant adopted on July 17, 2001 (incorporated by reference to Exhibit 2.2 in the registrant’s Form 10-SB filed on August 28, 2001)
10.2
Debt Conversion Agreement, dated November 22, 2005, between the registrant and Keyano Invest Inc. (incorporated by reference to Exhibit 10.1 in the registrant’s current report on Form 8-K filed on November 28, 2005)

10.3
Lease Agreement between the Company and SANTA CASA DA MISERICÓRDIA DO RIO DE JANEIRO dated May 2, 2005 (incorporated by reference to Exhibit 10.2 in the registrant’s current report on Form 8-K filed on February 27, 2006)

10.4
Lease Agreement between the Company and SANTA CASA DA MISERICÓRDIA DO RIO DE JANEIRO dated May 2, 2005 (incorporated by reference to Exhibit 10.2 in the registrant’s current report on Form 8-K filed on February 27, 2006)

14	Code of ethics (incorporated by reference to Exhibit 14 in the registrant’s annual report for the fiscal year of 2003 filed on February 15, 2005)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,900 and $5,000, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $8,573 and $0.00, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended September 30, 2006 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 17, 2006

LEXICON UNITED INCORPORATED

By:  /s/ Elie Saltoun

Elie Saltoun
Chief Executive Officer, President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elie Saltoun	CEO, President and Treasurer and Director	April 17, 2006
Elie Saltoun

/s/ Jeffrey Nunez	Secretary and Director	April 17, 2006
Jeffrey Nunez

LEXICON UNITED INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
New York, NY

We have audited the accompanying balance sheets of Lexicon United Incorporated (a Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of Lexicon United Incorporated’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred a net loss of $285,087 since inception and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
April 3, 2006

LEXICON UNITED INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

CURRENT ASSET
Cash and cash equivalents	$940,809	$1,004,554

FIXED ASSETS
Computer equipment net of $284 accumulated depreciation	2,559
Total Assets	$943,368	$1,004,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Interest payable to officer		$19,300
Accounts payable		10,957
Accrued expenses	$1,738	21,382
Loans payable to officer	55,467	12,000
Total Current Liabilities	57,205	63,639

LONG-TERM DEBT - Convertible promissory note-related party		1,000,000
Total Liabilities	57,205	1,063,639

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value, 10,000,000 shares authorized, issued and outstanding
Common stock $0.001 par value, 40,000,000 shares authorized, 6,456,250 and 4,450,000 issued and outstanding in 2005 and 2004, respectively	6,456	4,450
Paid-in-capital	1,505,194	98,050
Deficit accumulated during development stage	(625,487)	(161,585)
Total Stockholders’ Equity	886,163	(59,085)
	$943,368	$1,004,554

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			July 17, 2001
			(Inception)
			Year Ended
	December 31,		December 31,
	2005	2004	2005

INCOME
Interest income	$26,258	$5,099	$31,357
Total Income	26,258	5,099	31,357

COSTS AND EXPENSES
Debt conversion expense	340,400		340,400
Selling, general and administrative	100,026	60,627	266,710
Interest expense	44,450		44,450
Stock based compensation	5,000		5,000
Depreciation	284		284
Total Costs and Expenses	490,160	60,627	656,844
NET LOSS	$(463,902)	$(55,528)	$(625,487)

NET LOSS PER COMMON SHARE	$(0.27)	$(0.01)	$(0.37)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,695,445	4,450,000	1,681,029

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			July 17, 2001
			(Inception)
	Year Ended		to
	December 31,		December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,902)	$(55,528)	$(625,487)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	284		284
Stock based compensation	5,000		5,000
Debt conversion expense	340,400		340,400
Changes in operating assets and liabilities:
Accounts payable	(10,957)	10,000
Accrued expenses	(19,644)	18,782	1,738
Net Cash Used in Operating Activities	(148,819)	(26,746)	(278,065)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,843)		(2,843)
Net Cash Used in Investing Activities	(2,843)		(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Cancellation of common stock issuances			(40,000)
Proceeds from convertible promissory note conversion	1,063,750		1,063,750
Sale of common stock			142,500
Note payable to officer	(1,000,000)	1,000,000
Loans payable to officer	43,467	12,000	55,467
Interest payable to officer	(19,300)	19,300

Net Cash Provided by Financing Activities	87,917	1,031,300	1,221,717

NET (DECREASE) INCREASE IN CASH	(63,745)	1,004,554	940,809

CASH BEGINNING OF YEAR	1,004,554
CASH END OF YEAR	$940,809	$1,004,554	$940,809

SUPPLEMENTAL DATA:
Cash paid for interest	$26,258	$5,099	$31,357

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
July 17, 2001 (Inception) to December 21, 2005

			Additional
	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock @ $0.01 per share	7,000,000	$7,000	$63,000		$70,000
Issuance of common stock @ $0.05 per share	1,240,000	1,240	60,760		62,000
Net loss for the period July 17, 2001 to December 31, 2001				$(35,937)	(35,937)
Balance, December 31, 2001	8,240,000	8,240	123,760	(35,937)	96,063

Issuance of common stock @ $0.05 per share	210,000	210	10,290		10,500
Net loss for year ended December 31, 2002				(9,063)	(9,063)
Balance, December 31, 2002	8,450,000	8,450	134,050	(45,000)	97,500

Cancellation of previously issued shares	(4,000,000)	(4,000)	(36,000)		(40,000)
Net loss for year ended December 31, 2003				(61,057)	(61,057)
Balance, December 31, 2003	4,450,000	4,450	98,050	(106,057)	(3,557)

Net loss for year ended December 31, 2004				(55,528)	(55,528)
Balance, December 31, 2004	4,450,000	4,450	98,050	(161,585)	(59,085)

One for four reverse stock split (effective June 28, 2005)	(3,337,500)	(3,338)	3,338
Conversion of promissory note (effective November 22, 2005)	5,318,750	5,319	1,398,831		1,404,150
Stock based compensation (effective October 31, 2005)	25,000	25	4,975		5,000
Net loss for year ended December 31, 2005				(463,902)	(463,902)
Balance, December 31, 2005	6,456,250	$6,456	$1,505,194	$(625,487)	$886,163

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Lexicon United Incorporated was incorporated on July 17, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Lexicon has been in the development stage since its inception and has had no operations to date other than issuing of shares of its common stock to Lexicon’s three founding stockholders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash and cash equivalents, interest payable, accounts payable, accrued expenses and loans payable approximate their fair value due to the short-term maturities of these assets and liabilities.

Fixed Assets

Fixed assets consist of computers which are stated at cost and depreciated on a straight line basis over a useful life of 5 years utilizing the half-year convention.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Accounting for Stock-Based Compensation.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with

LEXICON UNITED INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Implementation of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operations as the Company does not have any stock based compensation plans at the present time.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting standards (“SFAS”) No. 128, “Earnings per Share.” SFAS per share (“EPS”) requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, however, no potential common shares are included in the computation of any diluted per share amounts when a loss from continuing operations exists.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $625,487 since inception and is considered a company in the development stage. As noted in Note H, the company will acquire a majority ownership in ATN Capital E Participacoes Ltda. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE C - CONCENTRATION OF CREDIT RISK

Cash and cash equivalents consists of money market funds held at a single financial institution.

NOTE D - FIXED ASSETS

At December 31, 2005, the fixed assets consist of:

Computer equipment	$2,843
Less: Accumulated depreciation	(284)
Computer equipment, net	$2,559

NOTE E - INCOME TAXES

The Company follows SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2005, these differences resulted in a deferred tax asset of approximately $212,666. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2005.

The Company’s net operating loss carry forwards amount to $625,487 and expire through 2020.

NOTE F - LONG-TERM DEBT - CONVERTIBLE PROMISSORY NOTE - RELATED PARTY

In August of 2004, the Company issued a convertible promissory note to Keyano Corporation, a company 50% owned by the President of the Company, in the amount of $1,000,000 with a simple rate of interest of 5% per annum. The principal and related interest was due on August 12, 2007. The principal and all accrued interest was convertible into the Company’s common stock based upon a share price of $0.25 per share. The agreement provided for an antidilution provision relating to stock splits and recapitalization.

On November 22, 2005, the Company entered into a Debt Conversion Agreement with Keyano to convert the convertible promissory note in the amount of $1,000,000 plus accrued interest of $63,750 into common stock of Lexicon United Incorporated. The conversion price was adjusted from $1.00 (after a 4 for 1 stock split in June, 2005) per share to $0.20 per share as an incentive to convert the loan. As a result of the conversion, Keyano received 5,318,750 shares of restricted common stock and the note was cancelled. Consistent with SFAS No. 84, Induced Conversions of Convertible Debt, the Company recorded $340,400 as Debt conversion expense in the Statement of Operations related to this induced conversion. The Debt conversion expense represents the fair value, as determined by Management, of the securities issued in excess of the fair value of the securities issued under the initial conversion agreement.

NOTE G - DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

In July 2001, the Assistant Treasurer who was also a major shareholder of the Company, acquired 4,000,000 shares of the Company’s common stock for $40,000. The Company, in a separate transaction, allowed the Assistant Treasurer to hold $100,000 in custody during his travels to Asia in connection with a proposed

LEXICON UNITED INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE G - DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE (CONTINUED)

business venture. It was subsequently discovered in August 2004, that the funds were not used for the intended purposes and that the Assistant Treasurer had absconded with the funds and has left the United States. The Board of Directors, on August 4, 2003, cancelled the shares originally issued to the Assistant Treasurer and wrote off the $100,000 held in custody by the Assistant Treasurer.

NOTE H - LOANS PAYABLE TO OFFICER

The loans payable to officer are primarily for expenses incurred by the President for travel and due diligence related to seeking a viable merger candidate. The loan is non-interest bearing and payable upon demand.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company has indicated its intention to compensate a member of its administrative staff with 30,000 shares of stock for services rendered, as soon as possible. These shares have not yet been issued and as such no compensation is reflected in the financial statements.

NOTE J - REVERSE STOCK SPLIT

On April 29, 2005, the stockholders of the Company approved a 4 for 1 reverse split. This split became effective on June 28, 2005. All share and per share information in the financial statements and notes to the financial statements have been restated to give effect to the 4 for 1 reverse stock split except for the Statement of Stockholders’ Equity which reflect the reverse stock split as a reduction of the number of common shares outstanding and reclassifies amounts from common stock to additional paid-in capital.

NOTE K - SUBSEQUENT EVENT

On December 12, 2005, (amended January 18, 2006) Lexicon United Incorporated (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with ATN Capital E Participacoes Ltda., a Brazilian limited company (“ATN”), Omar Malheiro Silva Araiyo, and Manuel da Costa Froguas, each shareholders of ATN (the “ATN Shareholders”) pursuant to which the Company agreed to acquire 400,000 shares of outstanding capital stock of ATN (“ATN Shares”) from the ATN shareholders, in exchange for 2,000,000 shares of the Company’s common stock, in the aggregate. ATN is in the business of credit collection and credit counseling. The ATN Shares constitute 80% of ATN’s issued and outstanding shares. The acquisition of ATN closed on February 26, 2006.

In connection with the share exchange agreement, the Company has valued the 2,000,000 shares issued at $0.20 per share for an aggregate value of $400,000.

LEXICON UNITED INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE K - SUBSEQUENT EVENT (CONTINUED)

The fair value of the net assets acquired in US dollars is as follows at September 30, 2005:

Cash	$94,370
Accounts receivable	119,187
Other receivables	92,332
Prepaid expenses	2,902
Fixed assets	327,436
Liabilities assumed	(931,545)
$(295,318)

80% acquisition	$(236,254)
Purchase price	400,000
Goodwill	636,254
Less: 20% minority interest in common stock of ATN	(76,584)
Net Goodwill	$559,670

Pro-Forma statement of operations US dollars for the nine months ended September 30, 2005 is as follows:

Revenues	$1,554,087
Costs and expenses	(1,473,146)
Net income	$80,941
Net income per share	$0.16