Form 10QSB
period 2006-03-31
LEXICON UNITED INC
filed 2006-11-15
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-33131

LEXICON UNITED INCORPORATED, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	06-1625312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Steiner Ranch Blvd.
Suite # 1708, Austin, Texas 78732

(Address of Principal Executive Offices)

(512) 266-3507

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,456,250

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)
March 31, 2006

March 31,
2006
CURRENT ASSETS
Cash and cash equivalents	$935,910
Short term investments	26,889
Accounts Receivable	105,119
Other receivables	32,931
Prepaid expenses	7,954
Total current assets	1,108,803

FIXED ASSETS
Equipment	333,344

OTHER ASSETS
Goodwill	1,587,045
TOTAL ASSETS	$3,029,192

CURRENT LIABILITIES
Accounts Payable	$124,010
Accrued Expenses	1,526,495
Loan payable to officer	55,467
Loans	178,883
1,884,855

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,456,250 and 8,456,250
issued and outstanding in March 31, 2006 and
December 31, 2005, respectively	8,456
Paid in capital	1,903,194
Accumulated deficit	(660,049)
Accumulated other comprehensive loss	(107,264)
1,144,337
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,029,192

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
REVENUE
Service revenue	696,341	-

COST OF SERVICES	319,219	-

GROSS PROFIT	377,122	-

COSTS AND EXPENSES
Selling, general and administrative	390,034	27,795
Interest expense	25	12,500
Depreciation	17,853	71
Rental expenses	13,127
Other taxes	6,219
Total costs and expenses	427,258	40,366

OPERATING INCOME (LOSS)	(50,136)	(40,366)

OTHER INCOME(EXPENSE)
Interest income	9,364	4,530
Net Financial Revenue	9,569	-
Miscellaneous	(24)	-
	18,909	4,530

LOSS BEFORE INCOME TAX AND SOCIAL		-
CONTRIBUTION	(31,227)	(35,836)

Income tax and social contribution	3,335	-

NET LOSS	$(34,562)	$(35,836)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,456,250	1,112,500

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,562)	$(35,836)
Noncash items included in net loss
Depreciation	33,873	71
Decrease (increase) in assets:
Accounts receivable	93,332	-
Other receivables	41,511	-
Prepaid expenses	4,876	-

Increase (decrease) in liabilities:
Accounts payable	40,541	(10,268)
Accrued expenses	(31,340)	4,396
Interest payable to officer	-	12,500

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	148,231	(29,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(49,809)	(2,843)
Purchase of Short -term investments	(1,522)

NET CASH USED BY INVESTING ACTIVITIES	(51,331)	(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(14,897)	-

NET CASH USED BY FINANCING ACTIVITIES	(14,897)	-

EFFECT OF EXCHANGE RATE OF CASH	(107,264)	-

NET DECREASE IN CASH	(25,261)	(31,980)

CASH, beginning of period	961,171	1,004,554

CASH, end of period	$935,910	$972,574

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 And 2005

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2005 filed April 4, 2006, the current report on Form 8-K filed February 27, 2006 and the registration statement on Form SB-2, filed February 28, 2006.

NOTE B - PRINCIPLES ON CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated and its 80% owned subsidiary, ATN Capital & Participações Ltda., or ATN, a Brazilian-based accounts receivable servicing company. All material intercompany transactions have been eliminated in consolidation.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $660,049 since inception and the Company has a negative working capital of $776,052. The Company has recently acquired a majority ownership interest in ATN. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - SUBSEQUENT EVENTS

On April 17, 2006, the Company closed on a real estate transaction to purchase the 8th floor of the building in which ATN operates. The purchase price of approximately $208,000 was funded with a 20% down payment and an 8 year adjustable rate mortgage currently at 12%. The company also has a commitment to purchase new computer equipment from DELL Brazil. The equipment, valued at approximately $37,500 will be financed over a three year period at 14.4% per year. In addition, ATN’s President has purchased an additional floor and has agreed to lease it to the Company. The terms and conditions of the lease have yet to be established.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

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

Overview

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

Results of Operations For Fiscal Quarter Ended March 31, 2006 Compared To March 31, 2005

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2006 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2006 to the same period of 2005.

Line Item	3/31/06	3/31/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$696,341	0	$696,341	100%
Net income (loss)	$(34,562)	$(35,836)	$(1,274)	(3.6)%
Cost of Services	319,219	0	319,219	100%
Selling, General and Administrative Expense	370,718	27,795	342,923	1233.7%
Interest Expense	19,341	12,500	6,841	54.7%
Earnings (Loss) per common share	$(.01)	$(.01)	N/A	N/A

We had revenues of $696,341 in the first fiscal quarter of 2006 compared to revenues of $-0- during the same period in 2005. Total revenues during the first fiscal quarter of 2006 increased $696,341 or 100%, to $696,341 as compared to the first fiscal quarter of 2005. The increase in revenues was primarily due to the inclusion of the operations of ATN.

During the first fiscal quarter of 2006 we incurred a net loss of $(34,562) compared with $(35,836) for the same period in the prior year. This represents a decrease of $(1,274) or (3.6)%. This decrease in net loss was due to a slight offset of income from ATN and an increase in operating expenses of Lexicon Corporate.

Our cost of services for the first fiscal quarter of 2006 were $319,219 as compared to $-0- during the same period in 2005. This increase of $319,219 or 100% is primarily the result of the inclusion of the operations of ATN.

Selling, general and administrative expenses in the first fiscal quarter of 2006 increased by $342,923, or 1233.7%, from $27,795 in the first fiscal quarter of 2005 compared to $370,718 in the first fiscal quarter of 2006. The increase is primarily due to the inclusion of the operations of ATN.

Interest expense in the first quarter of 2006 was $19,341 and interest expense in the same quarter of 2005 was $12,500. Interest expense increased $6,841 in the first fiscal quarter of 2006 or 54.7% compared to the same quarter of last year mainly due to the inclusion of the operations of ATN, offset by decrease in interest due to Lexicon’s conversion in November 2005 of the convertible promissory note held by Keyano Invest Inc.

Loss per common share for the first fiscal quarter of 2006 was $(.01) as compared to a loss of $(.01) during the same period of 2005.

Liquidity and Capital Resources

We had $962,799 in cash, cash equivalents and short-term investments as of March 31, 2006. As of such date, we also had total current assets of $1,108,803 and total assets of $3,029,192. We have total current liabilities in the amount of $1,884,855. Our stockholder’s equity as of March 31, 2006 was $1,144,337. Since inception, we have accumulated a deficit (net loss) of $660,049.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

Financial Risks

We only have approximately $935,910 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs

As of March 31, 2006, we had approximately $935,910 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

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

Many of our clients are concentrated in the financial services sector. If this sector performs poorly or if there are any adverse trends in this sector it could materially adversely affect us

For the years ended December 31, 2005 and 2004, we derived all of our revenue from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of April 14, 2006, we had outstanding  8,456,250 shares of common stock. Accordingly, we have 31,543,750 shares of common stock available for future sale.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer. Based upon that evaluation, Mr. Saltoun concluded that, as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We reported in our Annual Report on Form 10-KSB for the fiscal year ending 2005 that on February 27, 2006, we issued 2,000,000 shares of our common stock to the two stockholders of ATN, Omar Malheiro Silva Araújo and Manuel da Costa Fraguas. The shares were offered and sold in reliance upon an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering.

We have not sold any equity securities during the fiscal quarter ended March 31, 2006 that were not previously disclosed in a report that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the first quarter of fiscal year 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBITS.

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 15, 2006

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer,
President and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.