Form 10QSB
period 2006-06-30
LEXICON UNITED INC
filed 2006-11-15
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,456,250

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2006

June 30,
2006
CURRENT ASSETS
Cash and cash equivalents	$968,623
Short term investments	32,092
Accounts Receivable	151,240
Other receivables	70,612
Prepaid expenses	7,930
Total current assets	1,230,497

FIXED ASSETS
Building and Equipment	529,194

OTHER ASSETS
Goodwill	1,587,045
Total other assets	1,587,045

TOTAL ASSETS	$3,346,736

CURRENT LIABILITIES
Accounts Payable	$294,200
Accrued Expenses	1,607,697
Current portion mortgage payable	34,158
Loan payable to officer	55,467
Loans payable to financial institutions	203,652

2,195,174
LONG TERM LIABILITIES
Mortgage Payable less short term portion	142,574

TOTAL LIABILITIES	2,337,748

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,456,250
issued and outstanding at June 30, 2006	8,456
Paid in capital	1,903,194
Accumulated deficit	(788,256)
Accumulated other comprehensive loss	(114,406)
1,008,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,346,736

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
For the Six Months Ended June 30, 2006 and 2005

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUE
Service revenue	$625,660	$-	$1,322,001	$-

COST OF SERVICES	419,119	-	738,338	-

GROSS PROFIT	206,541	-	583,663	-

COSTS AND EXPENSES

Selling, general and administrative	285,027	14,808	655,745	42,603
Interest expense	19,813	12,001	39,154	25,001
Depreciation	19,704	71	37,557	142
Rental expenses	11,333	-	24,460	-
Other taxes	7,821	-	14,040	-
Total costs and expenses	343,698	26,880	770,956	67,746

OPERATING INCOME (LOSS)	(137,157)	(26,880)	(187,293)	(67,746)

OTHER INCOME(EXPENSE)
Interest income	10,585	5,799	19,949	10,329
Net Financial Revenue	(1,635)	-	7,934	-
Miscellaneous	-	-	(24)	-
	8,950	5,799	27,859	10,329

LOSS BEFORE INCOME TAX AND SOCIAL				-
CONTRIBUTION	(128,207)	(21,081)	(159,434)	(57,417)

Income tax and social contribution	-	-	3,335	-

NET LOSS	$(128,207)	$(21,081)	$(162,769)	$(57,417)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,456,250	1,112,500	8,456,250	1,112,500

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2006 and 2005

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,769)	$(57,417)
Noncash items included in net loss
Depreciation	55,924	142
Decrease (increase) in assets:
Accounts receivable	47,211	-
Other receivables	3,830	-
Prepaid expenses	4,900	-

Increase (decrease) in liabilities:
Accounts payable	210,731	(3,490)
Accrued expenses	49,862	(3,670)
Interest payable to officer	-	25,001

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	209,689	(39,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(267,710)	(2,843)
Short-term investments	(6,725)	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(274,435)	(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Payable	176,732
Loans	9,872	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	186,604	-

EFFECT OF EXCHANGE RATE OF CASH	(114,406)	-

NET INCREASE (DECREASE) IN CASH	7,452	(42,277)

CASH, beginning of period	961,171	1,004,554

CASH, end of period	$968,623	$962,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$39,129	$25,001

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $788,256 since inception and the Company has a negative working capital of $964,677. The Company has recently acquired a majority ownership interest in ATN. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - PURCHASE OF FIXED ASSETS

On April 17, 2006, the Company closed on a real estate transaction to purchase the 8th floor of the office building in which ATN operates. The purchase price of approximately $208,000 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 12%.

NOTE E - SUBSEQUENT EVENTS

The Company also has a commitment to purchase new computer equipment from DELL Brazil. The equipment valued at approximately $37,500 will be financed over a three year period at 14.4% per year. In addition, ATN’s President has purchased an additional floor and has agreed to lease it to the Company. The terms and conditions of the lease have not as yet been established.

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

Overview

Our corporate name is Lexicon United Incorporated. We were incorporated on July 17, 2001 in the state of Delaware. We were a “blank check” company and had no operations, other than organizational matters and conducting a search for an appropriate acquisition target, until February 27, 2006 when we completed an acquisition transaction with ATN Capital & Participações Ltda., a Brazilian limited company, that had commenced business in April 1997. ATN is engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil.

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

Results of Operations For Fiscal Quarter Ended June 30, 2006 Compared To June 30, 2005

The following table summarizes the results of our operations during the fiscal quarter ended June 30, 2006 and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2006 to the same period of 2005.

Line Item	6/30/06	6/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$1,322,001	$-0-	$1,322,001	100.0%
Net income (loss)	(162,769)	(57,417)	105,352	183.5%
Cost of Services	738,338	-0-	738,338	100.0%
Selling, General and Administrative Expense	655,745	42,603	613,142	1439.2%
Interest Expense	39,154	25,001	14,153	56.6%
Earnings (Loss) per common share	$(.02)	$(.05)	$(.03)	(60.0)%

We had revenues of $1,322,001 in the second fiscal quarter of 2006 compared to revenues of $(0) during the same period in 2005. Total revenues during the second fiscal quarter of 2006 increased $1,322,001 or 100%, to $1,322,001 as compared to the second fiscal quarter of 2005. The increase in revenues was primarily due to the inclusion of the operations of ATN.

During the second fiscal quarter of 2006 we incurred a net loss of $(162,769) compared with $(57,417) for the same period in the prior year. This represents an increase of $105,352 or 183.5%. This increase in net loss was due to the inclusion of the operations of ATN.

Our cost of services for the second fiscal quarter of 2006 were $738,338 as compared to $(0) during the same period in 2005. This increase of $738,338 or 100% is primarily the result of the inclusion of the operations of ATN.

Selling, general and administrative expenses in the second fiscal quarter of 2006 increased by $613,142, or 1439.2%, from $42,603 in the second fiscal quarter of 2005 compared to $655,745 in the second fiscal quarter of 2006. The increase is primarily due to the inclusion of the operations of ATN.

Interest expense in the second quarter of 2006 was $39,154 and interest expense in the same quarter of 2005 was $25,001. Interest expense increased $14,153 in the second fiscal quarter of 2006 or 56.6% compared to the same quarter of last year mainly due to the inclusion of the operations of ATN, offset by decrease in interest due to Lexicon’s conversion in November 2005 of the convertible promissory note held by Keyano Invest Inc.

Loss per common share for the second fiscal quarter of 2006 was $(.02) as compared to a loss of $(.05) during the same period of 2005. This decrease of (60.0)% is the result of the factors described above that contributed to our net loss for the year.

Liquidity and Capital Resources

We had $1,000,715 in cash, cash equivalents and short-term investments as of June 30, 2006. As of such date, we also had total current assets of $1,230,497 and total assets of $3,346,736. We have total current liabilities in the amount of $2,195,174. Our stockholder’s equity as of June 30, 2006 was $1,008,988. Since inception, we have accumulated a deficit (net loss) of $(788,256).

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

Financial Risks

We only have approximately $968,623 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs

As of June 30, 2006, we had approximately $968,623 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer. Based upon that evaluation, Mr. Saltoun concluded that, as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2006 that were not previously disclosed in a report that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the second quarter of fiscal year 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

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