Form 10KSB/A
period 2005-12-31
LEXICON UNITED INC
filed 2006-11-21
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

The number of shares outstanding of the issuer's common stock as of April 14, 2006 is 8,456,250.

EXPLANATORY NOTE

This annual report is for Lexicon’s fiscal year ended December 31, 2005. On February 27, 2006, shortly after the end of Lexicon’s 2005 fiscal year, Lexicon acquired ATN Capital & Participações Ltda., or ATN, a Brazilian-based accounts receivable servicing company. Prior to such acquisition, including the entirety of Lexicon’s 2005 fiscal year, Lexicon was a shell company. Although Lexicon was a shell company during 2005, the disclosures in this Form 10-KSB describe Lexicon’s new business, i.e., the business of ATN, because management believes that disclosure regarding Lexicon’s new business will be more meaningful than shell company disclosure. However, since the financial statements provided are those of Lexicon prior to the acquisition of ATN, Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to Lexicon’s operations as a shell company prior to the ATN acquisition. Please refer to the Current Report on Form 8-K of Lexicon filed with the SEC on February 27, 2006 for the audited Financial Statements of ATN for the fiscal years ended December 31, 2004 and December 31, 2003 and for the nine (9) month period ended September 30, 2005.

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

Item 8A. CONTROLS AND PROCEDURES.
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer. Based upon that evaluation, Mr. Saltoun concluded that, as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.2
Debt Conversion Agreement, dated November 22, 2005, between the registrant and Keyano Invest Inc. (incorporated by reference to Exhibit 10.1 in the registrant’s current report on Form 8-K filed on November 28, 2005)

10.3
Lease Agreement between the Company and SANTA CASA DA MISERCÓRDIA DO RIO DE JANEIRO dated May 2, 2005 (incorporated by reference to Exhibit 10.2 in the registrant’s current report on Form 8-K filed on February 27, 2006)

10.4
Lease Agreement between the Company and SANTA CASA DA MISERCÓRDIA DO RIO DE JANEIRO Adated May 2, 2005 (incorporated by reference to Exhibit 10.2 in the registrant’s current report on Form 8-K filed on February 27, 2006)

14	Code of ethics (incorporated by reference to Exhibit 14 in the registrant’s annual report for the fiscal year of 2003 filed on February 15, 2005)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

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

Date: November 20, 2006

LEXICON UNITED INCORPORATED

By:  /s/ Elie Saltoun

Elie Saltoun
Chief Executive Officer, President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elie Saltoun	CEO, President and Treasurer and Director	November 20, 2006
Elie Saltoun

/s/ Jeffrey Nunez	Secretary and Director	November 20, 2006
Jeffrey Nunez

LEXICON UNITED INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

MEYLER & COMPANY, LLC
Certified Public Accountants
1715 Highway 35
Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
New York, NY

We have audited the accompanying balance sheets of Lexicon United Incorporated (a Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2005 and for the cumulative development stage period July 17, 2001 (Inception) to December 31, 2005. These financial statements are the responsibility of Lexicon United Incorporated’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and from July 17, 2001 (Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred a net loss of $625,487 since inception and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
April 3, 2006, except Notes J & L
which is October 26, 2006

LEXICON UNITED INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2005	2004
		(Restated)
ASSETS

CURRENT ASSET
Cash and cash equivalents	$940,809	$1,004,554

FIXED ASSETS
Computer equipment net of $284 accumulated depreciation	2,559
Total Assets	$943,368	$1,004,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Interest payable to officer		$19,300
Accounts payable		10,957
Accrued expenses	$1,738	21,382
Loans payable to officer	55,467	12,000
Total Current Liabilities	57,205	63,639

LONG-TERM DEBT - Convertible promissory note-related party		1,000,000
Total Liabilities	57,205	1,063,639

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value, 10,000,000 shares authorized, issued and outstanding
Common stock $0.001 par value, 40,000,000 shares authorized, 6,456,250 and 1,112,500 issued and outstanding in 2005 and 2004, respectively	6,456	1,112
Paid-in-capital	1,505,194	101,388
Deficit accumulated during development stage	(625,487)	(161,585)
Total Stockholders’ Equity	886,163	(59,085)
	$943,368	$1,004,554

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			July 17, 2001
			(Inception)
			Year Ended
	December 31,		December 31,
	2005	2004	2005
		(Restated)
INCOME
Interest income	$26,258	$5,099	$31,357
Total Income	26,258	5,099	31,357

COSTS AND EXPENSES
Debt conversion expense	340,400		340,400
Selling, general and administrative	100,026	60,627	266,710
Interest expense	44,450		44,450
Stock based compensation	5,000		5,000
Depreciation	284		284
Total Costs and Expenses	490,160	60,627	656,844
NET LOSS	$(463,902)	$(55,528)	$(625,487)

NET LOSS PER COMMON SHARE	$(0.27)	$(0.05)	$(0.37)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,695,445	1,112,500	1,681,029

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

LEXICON UNITED INCORPORATED
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
July 17, 2001 (Inception) to December 31, 2005 (Restated)

			Additional
	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock @ $0.01 per share	1,750,000	$1,750	$68,250		$70,000
Issuance of common stock @ $0.05 per share	310,000	310	61,690		62,000
Net loss for the period July 17, 2001 to December 31, 2001				$(35,937)	(35,937)
Balance, December 31, 2001	2,060,000	2,060	129,940	(35,937)	96,063

Issuance of common stock @ $0.05 per share	52,500	52	10,448		10,500
Net loss for year ended December 31, 2002				(9,063)	(9,063)
Balance, December 31, 2002	2,112,500	2,112	140,388	(45,000)	97,500

Cancellation of previously issued shares	(1,000,000)	(1,000)	(39,000)		(40,000)
Net loss for year ended December 31, 2003				(61,057)	(61,057)
Balance, December 31, 2003	1,112,500	1,112	101,388	(106,057)	(3,557)

Net loss for year ended December 31, 2004				(55,528)	(55,528)
Balance, December 31, 2004	1,112,500	1,112	101,388	(161,585)	(59,085)

Conversion of promissory note (effective November 22, 2005)	5,318,750	5,319	1,398,831		1,404,150
Stock based compensation (effective October 31, 2005)	25,000	25	4,975		5,000
Net loss for year ended December 31, 2005				(463,902)	(463,902)
Balance, December 31, 2005	6,456,250	$6,456	$1,505,194	$(625,487)	$886,163

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

NOTE J - REVERSE STOCK SPLIT
On April 29, 2005, the stockholders of the Company approved a 4 for 1 reverse split. This split became effective on June 28, 2005. All share and per share information in the financial statements and notes to the financial statements have been restated to give effect to the 4 for 1 reverse stock split.

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

NOTE L - RESTATEMENT

The Statement of Stockholders’ Equity has been restated to reflect the 4 for 1 reverse split retroactive to inception. The effect of the restatement for the year ended December 31, 2004 is as follows:

	As Reported	As Restated

Common Stock	4,450	1,112
Additional Paid in Capital	98,050	101,388
Earnings (loss) per share	$(.01)	$(.05)

EXHIBITS

Exhibit No.	Description

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

10.2
Debt Conversion Agreement, dated November 22, 2005, between the registrant and Keyano Invest Inc. (incorporated by reference to Exhibit 10.1 in the registrant’s current report on Form 8-K filed on November 28, 2005)

10.3
Lease Agreement between the Company and SANTA CASA DA MISERCÓRDIA DO RIO DE JANEIRO dated May 2, 2005 (incorporated by reference to Exhibit 10.2 in the registrant’s current report on Form 8-K filed on February 27, 2006)

10.4
Lease Agreement between the Company and SANTA CASA DA MISERCÓRDIA DO RIO DE JANEIRO Adated May 2, 2005 (incorporated by reference to Exhibit 10.2 in the registrant’s current report on Form 8-K filed on February 27, 2006)

14	Code of ethics (incorporated by reference to Exhibit 14 in the registrant’s annual report for the fiscal year of 2003 filed on February 15, 2005)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification