Form 10QSB
period 2006-09-30
LEXICON UNITED INC
filed 2006-12-18
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2006, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	8,456,250

Transitional Small Business Disclosure Format (check one): Yes☐  No☒

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)
September 30, 2006

September 30,
2006
CURRENT ASSETS
Cash and cash equivalents	$958,743
Short term investments	53,260
Accounts Receivable	163,128
Other receivables	101,401
Prepaid expenses	6,609
Total current assets	1,283,141

FIXED ASSETS
Equipment	753,856

OTHER ASSETS
Customer Lists-net	475,203
Trademarks-net	203,658
Goodwill	853,141
Total other assets	1,532,002

TOTAL ASSETS	$3,568,999

CURRENT LIABILITIES
Accounts Payable	$322,337
Accrued Expenses	1,668,652
Current portion of mortgage payable	33,331
Current portion of loan payable	57,006
Loan payable to officer	55,467
Loans payable to financial institutions	268,717
2,405,510

LONG TERM LIABILITIES
Loans Payable, less short term portion	180,018
Mortgage Payable less short term portion	132,247
TOTAL LIABILITIES	2,717,775

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,456,250
issued and outstanding at September 30, 2006	8,456
Paid in capital	1,903,194
Accumulated deficit	(952,443)
Accumulated other comprehensive loss	(107,983)
851,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,568,999

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
For the Nine Months Ended September 30, 2006 and 2005

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUE
Service revenue	$687,668	$-	$2,009,669	$-

COST OF SERVICES	404,916	-	1,143,254	-

GROSS PROFIT	282,752	-	866,415	-

COSTS AND EXPENSES
Selling, general and administrative	316,543	22,675	972,288	65,278
Interest expense	38,062	12,500	77,216	37,501
Depreciation	22,665	71	60,222	213
Amortization	18,348		55,043
Rental expenses	11,905	-	36,365	-
Other taxes	9,402	-	23,442	-
Total costs and expenses	416,925	35,246	1,224,576	102,992
OPERATING INCOME (LOSS)	(134,173)	(35,246)	(358,161)	(102,992)

OTHER INCOME(EXPENSE)
Interest income	10,917	7,511	30,866	17,840
Net Financial Revenue	(4,236)	-	3,698	-
Miscellaneous	-	-	(24)	-
	6,681	7,511	34,540	17,840
LOSS BEFORE INCOME TAX AND SOCIAL				-
CONTRIBUTION	(127,492)	(27,735)	(323,621)	(85,152)
Income tax and social contribution	-	-	3,335	-

NET LOSS	$(127,492)	$(27,735)	$(326,956)	$(85,152)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,456,250	1,125,000	8,456,250	1,125,000

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(326,956)	$(85,152)
Noncash items included in net loss:
Depreciation	77,272	213
Amortization	55,043
Decrease (increase) in assets:
Accounts receivable	35,323	-
Other receivables	(26,959)	-
Prepaid expenses	6,221	-
Increase (decrease) in liabilities:
Accounts payable	238,868	(10,444)
Accrued expenses	110,817	5,103
Interest payable to officer	-	37,501

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	169,629	(52,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(513,720)	(2,843)
Short-term investments	(27,893)	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(541,613)	(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	477,539	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	477,539	-

EFFECT OF EXCHANGE RATE OF CASH	(107,983)	-

NET DECREASE IN CASH	(2,428)	(55,622)

CASH, beginning of period	961,171	1,004,554

CASH, end of period	$958,743	$948,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$77,216	$25,001

The accompanying notes are an integral part of these financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2005 filed April 4, 2006 and the form 8-K filed February 27, 2006.

NOTE B - PRINCIPLES ON CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated and its 80% owned subsidiary, ATN Capital E Participaçöes Ltda. All material intercompany transactions have been eliminated in consolidation.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $952,433 since inception and the Company has a negative working capital of $1,144.428. The Company has recently acquired a majority ownership in ATN Capital E Participaçöes Ltda. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - LONG TERM DEBT

On April 17, 2006, the Company closed on a real estate transaction to purchase the 8th floor of the office building in which ATN Capital E Participaçöes Ltda. operates. The purchase price of approximately $208,000 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 12%.

NOTE D - LONG TERM DEBT (Continued)

In August, 2006, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $37,500 is financed over a three year period at 14.4% per year.

On August, 2006, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $93,100 and is payable in 24 monthly installments at 2.7% per month, commencing September 17, 2006. The loan is guaranteed by a promissory note signed by the directors of ATN Capital E Participaçöes Ltda..

In September, 2006, the Company purchased new furniture. The furniture, valued at approximately $110,293, is financed over a five year period at 5.69% per year plus the inflation index. The loan is payable in 48 monthly installments commencing October 8, 2007. The loan is secured by the furniture.

NOTE E - GOODWILL VALUATION

The Company has revalued the amount of Goodwill recorded as a result of the ATN Capital E Participaçöes Ltda. acquisition. The Company has assigned value to the customer lists and Trademarks registered with the INPI (Brazilian Patent and Trademark Office), and is amortizing same over a ten year life.

NOTE F - SUBSEQUENT EVENTS

The President of the Brazilian Company has purchased an additional floor in the office building in which ATN Capital E Participaçöes Ltda. operates and has agreed to lease this additional floor to the Company. The terms and conditions of this lease have not as yet been established.

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

Overview

Our corporate name is Lexicon United Incorporated. We were incorporated on July 17, 2001 in the state of Delaware. We were a “blank check” company and had no operations, other than organizational matters and conducting a search for an appropriate acquisition target, until February 27, 2006 when we completed an acquisition transaction with ATN Capital E Participaçöes Ltda., a Brazilian limited company, that had commenced business in April 1997. ATN is engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil.

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

Results of Operations For Fiscal Quarter Ended September 30, 2006 Compared To September 30, 2005

The following table summarizes the results of our operations during the fiscal quarter ended September 30, 2006 and provides information regarding the dollar and percentage increase or (decrease) from the third fiscal quarter of 2006 to the same period of 2005.

Line Item	9/30/06	9/30/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,009,669	$-0-	$2,009,669	100.0%
Net income (loss)	(326,956)	(85,152)	(241,804)	(283.9)%
Cost of Services	1,143,254	0	1,143,254	100.0%
Selling, General and Administrative Expense	972,288	65,278	907,010	1389.5%
Interest Expense	77,216	37,501	39,715	105.9%
Earnings (Loss) per common share	$(0.04)	$(0.08)	$0.04	50.0%

We had revenues of $2,009,669 in the third fiscal quarter of 2006 compared to revenues of $0 during the same period in 2005. Total revenues during the third fiscal quarter of 2006 increased $2,009,669 or 100.0%, to $2,009,669 as compared to the third fiscal quarter of 2005. The increase in revenues was primarily due to the inclusion of the operations of ATN Capital & Participacoes, Ltda.

During the third fiscal quarter of 2006 we incurred a net loss of $(326,956) compared with $(85,152) for the same period in the prior year. This represents an increase of $241,804 or 283.9%. This increase in net loss was due to the inclusion of the operations of ATN Capital & Participacoes, Ltda.

Our cost of services for the third fiscal quarter of 2006 were $1,143,254 as compared to $0 during the same period in 2005. This increase of $1,143,254 or 100.0% is primarily the result of the inclusion of the operations of ATN Capital & Participacoes, Ltda.

Selling, general and administrative expenses in the third fiscal quarter of 2006 increased by $907,010, or 1389.5%, from $65,278 in the third fiscal quarter of 2005 compared to $972,288 in the third fiscal quarter of 2006. The increase is primarily due to the inclusion of the operations of ATN Capital & Participacoes, Ltda.

Interest expense in the third quarter of 2006 was $77,216 and interest expense in the same quarter of 2005 was $37,501. Interest expense increased $39,715 in the third fiscal quarter of 2006 or 105.9% compared to the same quarter of last year mainly due to the inclusion of the operations of ATN Capital & Participacoes, Ltda. offset by decrease in interest due to Lexicon’s conversion in November 2005 of the convertible promissory note held by Keyano Invest Inc. or Keyano.

Loss per common share for the third fiscal quarter of 2006 was $(0.04) as compared to a loss of $(0.08) during the same period of 2005. This increase of 0.04% is the result of the factors described above that contributed to our net loss for the year.

Liquidity and Capital Resources

We had $1,012,003 in cash, cash equivalents and short-term investments as of September 30, 2006. As of such date, we also had total current assets of 1,283,141 and total assets of $3,568,999. We have total current liabilities in the amount of $2,405,510. Our stockholder’s equity as of September 30, 2006 was $851,224. Since inception, we have accumulated a deficit (net loss) of $(952,443).

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

Financial Risks

We only have approximately $958,743 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs

As of September 30, 2006, we had approximately $958,743 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of December 1, 2006, we had outstanding 8,456,250 shares of common stock. Accordingly, we have 31,543,750 shares of common stock available for future sale.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer. Based upon that evaluation, Mr. Saltoun concluded that, as of September 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2006 that were not previously disclosed in a report that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the third quarter of fiscal year 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBITS.

10.1	Mortgage, dated May 8, 2006, between ATN and Prevhab Previdência Complementar (Certified Translation to English).

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 18, 2006

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer,
President and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Mortgage, dated May 8, 2006, between ATN and Prevhab Previdência Complementar (Certified Translation to English).

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.