Form 10KSB
period 2006-12-31
LEXICON UNITED INC
filed 2007-04-17
CIK 1158201

_____________________________________________________________

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year from __________________ to __________________

Commission File No. 000-33131

LEXICON UNITED INCORPORATED, INC.
----------------------------------------------------
(Name of Small Business Issuer in Its Charter)

DELAWARE	06-1625312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Steiner Ranch Blvd. Suite # 1708, Austin, Texas 78732 .	(512) 266-3507
(Address of Principal Executive Office)	(Issuer Telephone No. Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No☐

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

Yes☐ No☒

The issuer’s revenues for its most recent fiscal year are $2,512,205.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2006 was not determinable.

The number of shares outstanding of the issuer's common stock as of April 15, 2007 is 8,456,250.

EXPLANATORY NOTE

This annual report is for Lexicon’s fiscal year ended December 31, 2006. On February 27, 2006, shortly after the end of Lexicon’s 2005 fiscal year, Lexicon acquired ATN Capital & Participações Ltda., or ATN, a Brazilian-based accounts receivable servicing company. Prior to such acquisition, including the entirety of Lexicon’s 2005 fiscal year, Lexicon was a shell company. Although Lexicon was a shell company during 2005, the disclosures in this Form 10-KSB describe Lexicon’s new business, i.e., the business of ATN, because management believes that disclosure regarding Lexicon’s new business will be more meaningful than shell company disclosure. However, since the financial statements provided are those of Lexicon prior to the acquisition of ATN, Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to Lexicon’s operations as a shell company prior to the ATN acquisition. Please refer to the Current Report on Form 8-K of Lexicon filed with the SEC on February 27, 2006 for the audited Financial Statements of ATN for the fiscal years ended December 31, 2004 and December 31, 2003 and for the nine (9) month period ended September 30, 2005.

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

When used in this report, the terms “Lexicon,” “Company,” “we,” “our,” and “us” refer to Lexicon United Incorporated, including, after February 27, 2006, ATN.

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

Our Business Generally

Through our subsidiary, ATN, we are engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil. Our focus is on the recovery of delinquent accounts (generally, accounts that are 60 days or more past due).

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. Our average fee was approximately 15% during the fiscal year ended December 31, 2006 and 2005. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.

The types of receivables that we generally manage include charged-off receivables, which are accounts receivable that have been written-off by the originators and may have been previously serviced by collection agencies, and semi-performing receivables, which are accounts receivable where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Technology and Infrastructure

Our customer contact center utilizes the NEO system. Our Information Technology staff is comprised of approximately four employees. We provide our services through the operation of our main call center, located in Rio de Janeiro, Brazil, which utilizes 140 persons, and a smaller call center located in Vitoria, Brazil which uses about 15 people.

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

Major Customers

We have approximately 15 clients. However, we rely on five major clients for approximately 68.25% of our income. During fiscal year 2006 revenues from our clients Ativos, HSBC Bank, Fininvest, Leader and Unicard for fiscal year 2006 constituted approximately 11.85%, 16.06%, 13.55%, 14.51% and 12.30% of our total revenues, respectively. None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

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

As of April 15, 2007, we had a total of approximately 113 full-time employees and 41 trainees and 24 cooperatives. Our employees are not represented by a labor union. We believe that our relations with our employees are satisfactory.

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

Financial Risks

We only have approximately 896,531 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs.

As of December 31, 2006, we had approximately $896,531 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

Risks Relating To Our Business

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

We have incurred net losses of $1,264,576 in 2006 and $463,902 in 2005 and an accumulated deficit of $1,890,063 and has a negative working capital of $1,882,949 at December 31, 2006. There can be no assurances that we will be able to operate profitably in the future. In the event that we are not successful in implementing its business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations and our accumulated deficit.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations and our accumulated deficit, all of which means that we may not be able to continue operations unless we obtain additional funding. Management’s plans include raising capital through the equity markets to fund future operations and generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and cash flows from operations.

Our business is dependent on our ability to grow internally and if we cannot achieve internal growth our business, results of operations and financial results will suffer.

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

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We anticipate that it will be necessary to invest in technology in the future to remain competitive. During the fiscal years ended December 31, 2006 and 2005, we invested approximately $40,000 and $44,000 in technology, respectively. We expect that in future years we will have to invest similar amounts in technology. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

We are highly dependent on our telecommunications and computer systems.

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

An increase in communication rates or a significant interruption in communication service could harm our business.

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

We compete with a large number of providers in the accounts receivable and collection industry in Brazil. We may be forced to lower our rates to compete effectively, which will result in lower profit margins.

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

All of our clients are concentrated in the financial services sector. If this sector performs poorly or if there are any adverse trends in this sector, we will have fewer customers, which will result in lower revenues.

For the years ended December 31, 2006 and 2005, we derived approximately 100 percent of our revenue from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

Our Chairman and Chief Executive Officer has almost no experience with our core business of servicing accounts receivables for financial institutions. As a result, he may not be able to make informed decisions about our business and may neglect our affairs in order to attend to the affairs of Keyano Invest Inc., a consulting firm that he is a principal of.

Although Elie Saltoun, our Chairman and Chief Executive Officer, and the beneficial owner of 68.81% of our common stock has experience in equity conversions and debt restructuring, he does not have a background in the business of servicing accounts receivables for financial institutions and has only become involved in this industry upon the Company’s acquisition of ATN. Mr. Saltoun must rely heavily on the experience of the officers of ATN in making business decisions on behalf of the Company.  Because of conflicts of interest with respect to the business time of Mr. Saltoun, there is a risk that Mr. Saltoun will neglect our affairs in order to handle the affairs of Keyano Invest Inc.  There is also a risk that Mr. Saltoun will make uninformed decisions about our business since he does not have a lot of experience in our core industry.

Our success depends on our senior management team and the senior management team of our operating subsidiary, ATN, and if we are not able to retain them, we will have significant operating problems.

We are highly dependent upon the continued services and experience of our senior management team. We depend on the services of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

We are dependent on our employees and a higher turnover rate would result in higher costs to train new personnel and could lead to poor service, which would negatively affect our financial condition and operations.

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

We may experience variations from quarter to quarter in operating results and net income that could adversely affect the price of our common stock.

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

We rely on five major clients for a significant portion of our revenues. The loss of these customers as our clients or their failure to pay us could reduce revenues and adversely affect the results of our operations.

We rely on five major clients for approximately 68.25% of our income. During fiscal year 2006 revenues from our clients Ativos, HSBC Bank, Fininvest, Leader and Unicard for fiscal year 2006 constituted approximately 11.85%, 16.06%, 13.55%, 14.51% and 12.30% of our total revenues, respectively. None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

We have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest.

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

One of our officers has failed to pay a civil penalty in the amount of $55,000 that was imposed on him under a settlement order relating to an SEC administrative proceeding for alleged violations of federal securities laws.

On July 28, 2005, the SEC issued an order in connection with the settlement of an administrative proceeding against our Secretary, Jeffrey G. Nunez. The order indicates that Mr. Nunez, who at the time was a registered representative (broker) at the brokerage firm of Providential Securities, Inc., played an active role in the distribution of hundreds of thousands of unregistered shares of stock of Morgan Cooper, Inc. in violation of Section 5 of the Securities Act. Morgan Cooper, Inc., formerly Gong Hei Investment Co., Ltd., is the successor company in a reverse merger transaction that occurred on November 18, 1999 when Morgan Cooper, Inc., then a private company engaged in the garment business, effected a business combination with Gong Hei Investment Co., Ltd., then a public reporting shell company. Mr. Nunez acted as a broker in connection with the sale of the shares by James Caprio and James Morse, who were principals of the shell company prior to the reverse merger, to the brokerage clients of Providential Securities. The Commission permanently enjoined Nunez from future violations of Section 5(a) and 5(c) of the Securities Act, ordered Nunez to pay a $55,000 civil penalty, suspended Mr. Nunez from association with any broker-dealer for a period of six months, and required Mr. Nunez to provide an accounting and to disgorge any profits made as a result of the sales. To date, Mr. Nunez has not paid the $55,000 civil penalty.

Risks of Doing Business in Brazil

The executive offices of our subsidiary and all of our operations are based in Brazil. Accordingly, we are subject to all of the risks inherent in doing business in a foreign jurisdiction.

The executive offices of our subsidiary and all of our material operations are in Brazil and we expect to make further investments in Brazil in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in Brazil, including the material risks outlined below.

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

Fluctuations in currency exchange rates could negatively affect our performance

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

Governmental policies in Brazil could impact our business.

Changes in Brazil’s governmental policies which could have a substantial impact on our business include:

●	new laws and regulations or new interpretations of those laws and regulations;

●	the introduction of measures to control inflation or stimulate growth;

●	changes in the rate or method of taxation;

●	the imposition of additional restrictions on currency conversion and remittances abroad; and

●	any actions which limit our ability to finance and operate our business in Brazil.

Fluctuations in exchange controls could negatively affect our performance.

Exchange transactions are generally controlled by the Central Bank of Brazil which authorizes a series of banks to act in the foreign exchange market, selling and buying currencies. There is a commercial rate of exchange published daily by the Central Bank based upon market results on said day. A free market, and quotation system exists, mainly dealing with tourist activities. Both rates have been extremely close since the inception of the stabilization plan ("Plano Real") several years ago. Subject to certain registration requirements with the Central Bank of Brazil and compliance with certain regulations, we may repatriate U.S. Dollars earned from our Brazilian operations through the repayment of loans and the payment of dividends. On occasions in the past, Brazil has imposed temporary restrictions on the conversion and remittance of foreign capital, for example when there was a serious imbalance in Brazil's balance of payments. In such circumstances, we could be adversely affected, if the exchange control rules were changed to delay or deny remittances abroad from us.

Your ability to bring an action against us, ATN and those of our officers and directors that are based in Brazil, or to enforce a judgment against us and such officers and directors or to recover assets in the possession of us, ATN or such officers and directors, will be difficult since any such action or recovery of assets would be an international matter, involving Brazilian laws and geographic and temporal disparities.

We conduct all of our operations in Brazil through our subsidiary, ATN. All but one of our management personnel reside in Brazil and all of the assets of ATN and those Brazilian residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us, ATN or these individuals in the United States in the event that you believe that your rights have been violated under applicable law or otherwise. Even if an action of this type is successfully brought, the laws of the United States and of Brazil may render a judgment unenforceable.

Concentrated Control Risk

The management team collectively has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person. This discretion could lead to decisions that are not necessarily in the best interests of minority shareholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of April 15, 2007, we had outstanding  8,456,250 shares of common stock. Accordingly, we have 31,543,750 shares of common stock available for future sale.

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

On November 16, 2006 we reported our closing on April 17, 2006 of a real estate transaction to purchase the 8th floor of an executive office building for ATN’s executive offices, for a purchase price of approximately $208,000. The purchase price was funded with a 20% down payment payable over four months and an 8-year adjustable rate mortgage currently at 12%.

ATN’s new executive offices are located on the 8th Floor of a modern 11-storey executive office building located at Largo de São Francisco de Paula 42, Centro Historico Rio de Janeiro, CEP 20.051-070. ATN’s office space consists of 500 square meters: of which 300 square meters is used as a call center; 50 square meters is used for administrative offices; 20 square meters is used for our conference room; and 60 square meters is used for a training room with a 30-person capacity. The Company also owns 16 parking spaces in the building which is an added benefit to conducting business in the middle of Rio de Janeiro’s downtown historical center. ATN’s President, Omar Malheiro Silva Araújo, has purchased the 9th floor of the same building and has leased it to the Company for annual rent of $27,500.

ATN also has a second office in Vitoria, Brazil with a space of 100 square meters and 15 employees. This office engages primarily in recovering delinquent accounts in the state of Espirito Santo.

ATN has given up a third office space in Niteroi, Brazil and has consolidated the services once provided by the Niteroi office in its new executive offices.

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

None of our stock is eligible to be sold pursuant to Rule 144 under the Securities Act as a result of the guidance provided by Richard Wulff in a letter dated January 21, 2000 to Ken Worm of the NASD in response to Mr. Worm’s inquiry regarding the status of shares issued by blank check companies. In this guidance, known as the Worm-Wulff guidance, the SEC’s Division of Corporation Finance issued a staff interpretation on the free trading status of securities initially issued by blank check companies in a number of factual scenarios.  The Division of Corporation Finance stated that in the several scenarios put forward by the NASD, the blank check issuer would not be able to rely upon the availability of Rule 144 or Section 4(1) of the Securities Act, and the shares issued by the blank check issuer would not be freely tradable without registration under the Securities Act.

Holders

As of April 15, 2007, our common stock was held by 79 stockholders of record. The issued and outstanding shares of Lexicon’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulations S and D promulgated under the Securities Act.

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

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. Our average fee was approximately 15% during the fiscal year ended December 31, 2006 and 2005. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.

Industry Wide Factors that are Relevant to Our Business

We are in the business of managing the recovery of credit accounts receivable in Brazil for our third-party clients who are either credit card issuers or transferees of credit accounts receivable. Our business, therefore, depends on the growth of the credit card sector in Brazil.

The credit card sector in Brazil became the third largest issuer worldwide after the United States and China, and according to the projections of major sources such as the Brazilian Association of Credit Cards Issuers (ABECS), the Brazilian Institute of Statistics (IBGE), the Brazilian Banks Federation (FERBABAN) and Citibank, this sector is poised to continue its double-digit growth.

During the last decade the volume of transactions has soared from 1.36 billion in 2004 to over 2 billion in 2006, with the number of plastic credit and debit cards dramatically increasing from 17 million in 1996 to 80 million in 2006. This trend reflects the inclusion of low-income consumers where at 32% of the GDP in Brazil, it is still well below the Chileans who are at 63% and the Bolivians who are at 42%.

This economic growth of the commercial credit sector is following the same pattern with the same projections. New bank accounts increased from 31.4 million in the year 2000 to 95.1 million in 2005 where consumers view the credit card as a financial instrument to be used in lieu of the check. The number of checks used dropped 27% from 1999 to 2005 while credit card payments increased by 240%. According to data from the Brazilian Central Bank, in 2005, payments by credit cards surpassed payments made by check.

With its database of consumers and its 10-year collections track record, we believe that ATN is well-positioned to benefit from the rapidly expanding credit card sector.

Uncertainties that Affect our Financial Condition

We have approximately 15 clients. However, in the fiscal year ended December 31, 2006, we relied on five major clients for approximately 68.25% of our income. Revenues from our clients Ativos, HSBC Bank, Fininvest, Leader and Unicard for fiscal year 2006 constituted approximately 11.85%, 16.06%, 13.55%, 14.51% and 12.30% of our total revenues, respectively. None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these clients were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed. The number of major clients on whom we rely has increased from three during fiscal year 2005 to five during fiscal year 2006. During fiscal year 2006, no one customer was responsible for more than 16% of our revenues during this period.

The portfolios of consumer receivables that we service consist of one or more of the following types of consumer receivables:

•	charged-off receivables - accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	semi-performing receivables - accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

•	performing receivables - accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

Charged-off receivables accounted for more approximately 99% of our business in 2006, while semi-performing and performing receivables each accounted or less than 1% of our business in the period.

Our acquisition of ATN and its operations has had a large impact on our costs and our Management resources. Prior to our acquisition of ATN in February 2006, we were a shell company with no revenues. Accordingly, our Management dedicated only 25% of their time to our business and our general and administrative expenses were minor and related only to fulfilling our duties as a public company. Since our acquisition of ATN, our revenues have increased from $0 revenues in fiscal year 2005 to $2,512,205 in fiscal year 2006. However, our cost of sales have increased from $0 for fiscal year 2005 to $1,901,898 for fiscal year 2006, primarily due to increased expenses for salaries, telegraph and mail, and taxes, and our selling, general and administrative expenses increased from $100,026 in fiscal year 2005 to $1,447,267. Rather than dedicating only 25% of his time to our business, our President and Chief Executive Officer, Elie Saltoun, now dedicates 80% of his time to the management of our company. We have updated our IT infrastructure and we are ready to support the acquisition and the handling up to 2,500,000 cases per month.

With its extensive consumer database and over a decade of experience in credit collections, ATN has proven expertise in the recovery of accounts receivable. Due to our level of professionalism and our successful performance we believe that we are in the top 5% of businesses in this field in Brazil. Our success rate is measured by how long an outstanding debt is past due as well as whether such debt has been categorized as a performing, semi-performing or charged-off item. On average we recover between 2.5% and 8% of face value of our debt.

In order to further increase our revenue base and eliminate the uncertainty of our ability to continue as a going concern, we plan to start using ATN’s consumer database and its vast experience in collections to start buying selected receivables for our own account. We believe that the impact on our liquidity would be highly improved and we would have the opportunity to build our own short and long-term portfolio of restructured receivables. Purchased debts for our own account would also suppress the efforts and costs of collection monitoring and reporting back to original holders to the benefit of our bottom line.

Results of Operations

The following table summarizes the results of our operations during the years ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current year to the prior year.

				Percentage
			Increase	Increase
	12/31/06	12/31/05	(Decrease)	(Decrease)

Revenues	2,512,205	0	2,512,205	100.00%

Cost of Sales	1,901,898	0	1,901,898	100.00%

Selling, General and Administrative	1,447,267	100,026	1,347,241	1346.89%

Other Expenses	472,020	390,134	81,886	21.00%

Interest Income	44,404	26,258	18,146	69.11%

Net Income (loss)	(1,264,576)	(463,902)	(800,674)	172.60%

Earnings (loss) per common share	(0.16)	(0.27)	0.11	40.74%

We had revenues of $2,512,205 for the year ended December 31, 2006 compared to $0 revenues for the year ended December 31, 2005. The increase in revenues on a consolidated basis was primarily due to the inclusion of operations of ATN. Revenues for ATN during 2006, increased by $227,594 primarily due to increased collections.

Cost of sales was $1,901,898 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005. The increase in cost of sales was primarily due to the inclusion of operations of ATN. Cost of sales for ATN increased by $635,236 from the year ended December 31, 2005, primarily due to increased expenses for salaries, telegraph and mail, and taxes.

During the year ended December 31, 2006, selling, general and administrative expenses were $1,447,267 compared to $100,026 for year ended December 31, 2005. This increase of $1,347,241 was primarily due to the inclusion of operations of ATN. Selling, general and administrative expenses of ATN increased by $536,360 for the year ended December 31, 2006 mainly due to increased expenses for telephone and services rendered.

During the year ended December 31, 2006 we had a net loss of $1,264,576. This loss is primarily attributable to a small increase in revenues and a large increase in expenses as described above.

During the year ended December 31, 2005, we incurred a net loss of $463,902. The loss is mainly attributable to a debt conversion expense of $340,400 incurred in November 2005 where we converted certain convertible promissory note held by Keyano Invest Inc. into our common stock at a price of $0.20 per share. We reduced the conversion price from $1.00 per share to $0.20 per share as an incentive for Keyano to convert the loan. Other expenses during this period related primarily to interest expense, accounting, legal and miscellaneous general and administrative fees.

Net loss per share for the year ended December 31, 2006 was $.016 as compared to a net loss per share of $.27 for year ended December 31, 2005. This decrease of $.11 per share is due primarily to the issuance of stock and the increase in the weighted number of shares outstanding during the year ended December 31, 2006 as well as an increase of $800,674 in the net loss of the company for the current year.

Cash Flow Items

The following table summarizes our cash flow activities during the year ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005

Net Cash Provided (Used) by Operating Activities	(202,164)	(85,069)

Net Cash Provided (Used) by Investing Activities	(480,926)	(2,843)

Net Cash Provided (Used) by Financing Activities	77,771	24,167

Niet increase (decrease) in Cash and Cash Equivalents	44,278	(63,745)

Cash and Cash Equivalents - Beginning of Period	940,809	1,004,554

Cash and Cash Equivalents - End of Period	896,531	940,809

We used $202,164 of cash from our operating activities during the year ended December 31, 2006 as compared to $85,069 used during the year ended December 31, 2005. The difference of $117,095 is attributable to primarily the following factors:

•	Increase in accrued municipal taxes of $590,517

•	Increase in accounts payable of $108,059

•	Loss on disposal of assets of $175,757

•	Non cash items included in net loss of $160,062

These increases were offset by a net loss of $1,264,576.

We used 480,926 in cash from our investing activities during the year ended December 31, 2006 as compared to $2,843 used in the prior year. These increase is due primarily to the purchase of property and equipment for our office.

We provided a net $777,771 from financing activities during the year ended December 31, 2006 as compared to $24,167 during the year ended December 31, 2005. The increase is due to new borrowings. We borrowed $176,489 for the purchase of the 8th floor of an office building; $38,395 for new computer equipment; $112,161 for new office furniture; and $93,100 for a working capital loan. Other short term loans from financial institutions used for working capital comprise the difference.

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

As of December 31, 2006, we had cash of $896,531 and total assets of $3,288,172. As of December 31, 2005, we had cash of $940,809 and total assets of $943,368. This increase is primarily due to the assets acquired in the acquisition of ATN. Assets acquired include accounts receivable of $198,451, equipment, net of accumulated depreciation of $314,849 and intangible assets including customer lists, tradenames and goodwill of $1,513,656. Additional purchases of fixed assets during the year totaled $526,655.

As of December 31, 2006, we had total liabilities of $3,405,544 as compared to $57,205 as of December 31, 2005.
This increase is primarily due to the acquisition of ATN and the inclusion of their liabilities, mainly accrued municipal service taxes of $1,637,618. We also had new loans totaling $833,238 during the year ended December 31, 2006.

As of December 31, 2006, our total Stockholders’ Equity (deficit) was $(117,372) as compared to $886,163 at December 31, 2005. This was due to the net loss of $1,264,576 offset by the additional paid in capital for the purchase of ATN.

We have a negative working capital of $1,882,949 at December 31, 2006, of which $1,637,618 relate to disputed municipal taxes in connection with ATN’s prior and ongoing operations. We plan to raise capital through the equity markets to fund future operations and generating of revenue through our business. However, our failure to raise adequate capital and generate adequate sales revenues could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

We believe that our current cash balance is sufficient to sustain our operations at our current levels for the next twelve months. However, we will require additional working capital to sustain our operations beyond such period.

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

Item 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer. Based upon that evaluation, Mr. Saltoun concluded that, as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Directors, Executive Officers and Significant Employees

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

Mr. Saltoun devotes approximately 80% of his business time to our affairs with the remaining time being spent on the affairs of Keyano Invest Inc. Mr. Nunez devotes approximately 25% of his time to our affairs with the remaining time being spent on the affairs of Broad Street Capital. Each of Mr. Araújo and Fraguas devotes 100% of his business time to the operation and business of our subsidiary ATN.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth herein, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. Except as described below, none of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

On July 28, 2005, the SEC issued an order in connection with the settlement of an administrative proceeding against our Secretary, Jeffrey G. Nunez. The order indicates that Mr. Nunez, who at the time was a registered representative (broker) at the brokerage firm of Providential Securities, Inc., played an active role in the distribution of hundreds of thousands of unregistered shares of stock of Morgan Cooper, Inc. in violation of Section 5 of the Securities Act. Morgan Cooper, Inc., formerly Gong Hei Investment Co., Ltd., is the successor company in a reverse merger transaction that occurred on November 18, 1999 when Morgan Cooper, Inc., then a private company engaged in the garment business, effected a business combination with Gong Hei Investment Co., Ltd., then a public reporting shell company. Mr. Nunez acted as a broker in connection with the sale of the shares by James Caprio and James Morse, who were principals of the shell company prior to the reverse merger, to the brokerage clients of Providential Securities. The Commission permanently enjoined Nunez from future violations of Section 5(a) and 5(c) of the Securities Act, ordered Nunez to pay a $55,000 civil penalty, suspended Mr. Nunez from association with any broker-dealer for a period of six months, and required Mr. Nunez to provide an accounting and to disgorge any profits made as a result of the sales. To date, Mr. Nunez has not paid the $55,000 civil penalty.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2006, Elie Saltoun and Jeffrey Nunez each failed to make the required filings under Section 16(a). These officers have indicated that they intend to make the required filings promptly after the filing of this Form 10-KSB.

Board Composition and Committees

Our Board of Directors is composed of 2 members, Mr. Saltoun and Mr. Nunez. Directors are elected until their successors are duly elected and qualified.

We currently do not have standing audit, nominating or compensation committees. Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Elie Saltoun CEO	2006	0	0	0	0	0	0	0	0
Jeffrey Nunez Secretary	2006	0	0	0	0	0	0	15,000(1)	0
_____________________________

Narrative Disclosure to Summary Compensation

(1) Reflects $10,000 received on June 27, 2006 and $5,000 received on December 20, 2006 by Jeffrey Nunez, as consideration for his services as our Secretary.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2006.

Additional Narrative Disclosures

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

Our CEO, Mr. Saltoun, has the use of a corporate American Express Card for business-related expenses. During fiscal year 2006 $10,000 was reimbursed to Mr. Saltoun for expenses incurred on behalf of the Company during a 2006 trip to Zurich, Cairo and New York.

The President and CEO of ATN, Omar Malheiro Silva Araújo, receives an annual salary of approximately US$72,394 and receives health and life insurance coverage valued at US$9,192 per year. ATN’s General Manager, Manuel da Costa Fraguas receives an annual salary of approximately US$37,019 and receives health and life insurance coverage valued at US$ 8,093.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2007 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

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

1 Beneficial Ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

2 Based on 8,456,250 shares of our Common Stock outstanding as of April 15, 2007.

3 Our president, CEO, Treasurer and director, Elie Saltoun, owns fifty percent of Keyano Invest Inc. Accordingly, Mr. Saltoun and Keyano are deemed to be affiliates. Mr. Saltoun is deemed to be the beneficial owner of any securities owned by Keyano, and vice versa. Therefore, the 5,818,750 shares of our common stock owned by Keyano include the 500,000 shares of common stock held by Mr. Saltoun. Conversely, the 5,818,750 shares of our common stock owned by Mr. Saltoun include the 5,318,750 shares held by Keyano.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

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

Director Independence

The Board of Directors is currently composed of 2 members, Mr. Saltoun and Mr. Nunez. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

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

14	Code of ethics (incorporated by reference to Exhibit 14 in the registrant’s annual report for the fiscal year of 2003 filed on February 15, 2005)

21	Subsidiary of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $36,660 and $10,900, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $25,613 and $8,573, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2006 and the quarterly reviews for the subsequent fiscal quarters of 2007 through the review for the quarter ended September 30, 2007 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 17, 2007

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer, President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Elie Saltoun Elie Saltoun	CEO, President and Treasurer and Director	April 17, 2007
/s/ Jeffrey Nunez Jeffrey Nunez	Secretary and Director	April 17, 2007

LEXICON UNITED INCORPORATED AND SUBSIDIARY

FINANCIAL STATEMENTS

FOR THE TWO YEARS ENDED
DECEMBER 31, 2006 AND 2005

Table of Contents

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 4

Consolidated Statements of Stockholders’ Equity (Deficit)	F 6

Notes to Financial Statements	F 7

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
Austin, TX

We have audited the accompanying consolidated balance sheets of Lexicon United Incorporated and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company incurred net losses of $1,264,576 and $463,902 for the years ended December 31, 2006 and 2005, respectively, and has an accumulated deficit of $1,890,063 and negative working capital of $1,882,949 at December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 15, 2007

LEXICON UNITED INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$896,531	$940,809
Accounts receivable	198,236
Other receivables	95,929
Prepaid expenses	2,187
Total Current Assets	1,192,883	940,809

FIXED ASSETS, net of accumulated depreciation
of $273,845 and $284 in 2006 and 2005, respectively	581,633	2,559

OTHER ASSETS
Customer lists, net of amortization of $51,372	462,361
Trade names, net of amortization of $22,017	198,154
Goodwill	853,141
Total Other Assets	1,513,656
TOTAL ASSETS	$3,288,172	$943,368

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Loans payable to banks	$621,052
Current portion of long term debt	76,254
Accounts payable	191,528
Loans payable to officer		$55,467
Accrued expenses	235,496	1,738
Accrued municipal service taxes	1,637,618
Accrued payroll	170,618
Accrued employee benefits	143,266
Total Current Liabilities	3,075,832	57,205

LONG TERM LIABILITIES
Long term debt	329,712
Total Long Term Liabilities	329,712

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value 40,000,000 shares
authorized, 8,456,250 and 6,456,250 issued and outstanding
at December 31, 2006 and 2005, respectively	8,456	6,456
Paid in capital	1,903,194	1,505,194
Accumulated deficit	(1,890,063)	(625,487)
Accumulated other comprehensive loss	(138,959)
Total Stockholders’ Equity (Deficit)	(117,372)	886,163
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$3,288,172	$943,368

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005

REVENUE
Service revenues	$2,512,205
Total Revenue	$2,512,205

COST OF SERVICES	1,901,898

GROSS PROFIT	610,307

COSTS AND EXPENSES
Debt conversion expense		$340,400
Selling, general and administrative	1,447,267	100,026
Interest expense	108,893	44,450
Stock based compensation		5,000
Depreciation	86,673	284
Amortization	73,389

TOTAL COSTS AND EXPENSES	1,716,222	490,160

OTHER INCOME (EXPENSE)
Interest income and other	44,404	26,258
Loss on disposal of fixed assets	(203,065)
Total Other Income (Expense)	(158,661)	26,258

NET LOSS	$(1,264,576)	$(463,902)

NET LOSS PER COMMON SHARE	$(0.16)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,143,921	1,695,445

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,264,576)	$(463,902)
Noncash items included in net loss:
Depreciation	86,673	284
Stock based compensation		5,000
Debt conversion expense		340,400
Disposal of fixed assets, net	175,757
Amortization of intangibles	73,389
Decrease (increase) in assets and liabilities:
Accounts receivable	215
Other receivables	(21,487)
Prepaid expenses	10,643
Increase (decrease) in liabilities:
Accounts payable	108,059	(10,957)
Accrued expenses	(50,371)	(19,644)
Accrued municipal service taxes	590,517
Accrued interest		63,750
Accrued payroll	41,968
Accrued employee benefits	47,049
Capital advances to be returned
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(202,164)	(85,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition	45,729
Purchase of fixed assets	(526,655)	(2,843)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(480,926)	(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable to officer		43,467
Interest payable to officer		(19,300)
Loans from financial institutions, net of repayments	777,771
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	777,771	24,167

EFFECT OF EXCHANGE RATE OF CASH	(138,959)

NET DECREASE IN CASH	(44,278)	(63,745)

CASH, beginning of period	940,809	1,004,554

CASH, end of period	$896,531	$940,809

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$108,893	$119,409

Non cash items
Conversion of promissory notes		1,000,000

Assets acquired and liabilities assumed in
acquisition of subsidiary
Cash	$45,729
Clients	198,451
Accounts receivable	1,215,985
Equipment	539,651
Accumulated depreciation	(224,802)
Taxes recoverable	66,218
Prepaid expenses	12,830
Other assets	8,224
Customer lists	513,733
Tradenames	220,171
Goodwill	853,141
Agreements payable	1,272,396
Accounts payable	83,469
Accrued expenses	149,839
Loans payable	193,780
Taxes payable	1,349,847
Issuance of common stock	400,000

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 17, 2001 (Inception) to December 31, 2005

					Accumulated
			Additional		Other
	Common Stock		Contributed	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2004	1,112,500	$1,112	$101,388	$(161,585)		$(59,085)

Conversion of promissory note
(effective November 22, 2005)	5,318,750	5,319	1,398,831			1,404,150
Stock based compensation
(effective October 31, 2005)	25,000	25	4,975			5,000
Net loss for year ended December 31, 2005				(463,902)		(463,902)
Balance, December 31, 2005	6,456,250	6,456	1,505,194	(625,487)		886,163

Issuance of common stock for purchase of
ATN Capital E Participacoes Ltda	2,000,000	2,000	398,000			400,000
Net loss for the year ended December 31, 2006				(1,264,576)		(1,264,576)
Adjustments from exchange rate changes					$(138,959)	(138,959)
Balance, December 31, 2006	8,456,250	$8,456	$1,903,194	$(1,890,063)	$(138,959)	$(117,372)

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE A - NATURE OF BUSINESS AND GOING CONCERN

Organization

Lexicon United Incorporated and Subsidiary was incorporated on July 17, 2001 under the laws of the State of Delaware and has been a blank check company until February 27, 2006, when it was acquired. ATN Capital E Participações, Ltda., a Brazilian Company (“ATN”). ATN was incorporated in April 1997 and is in the business of managing and servicing accounts receivable for large financial institutions. The Company’s focus is on the recovery of delinquent accounts (generally, accounts that are 60 days or more past due). The Company generates revenues from the recovery of the delinquent accounts receivable on a fee basis. From July 17, 2001 to December 31, 2005, the Company was deemed to be and reported as, a development stage enterprise, as defined under SFAS No. 7.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred net losses of $1,264,576 in 2006 and $463,902 in 2005 and an accumulated deficit of $1,890,063 and has a negative working capital of $1,882,949 at December 31, 2006. Management’s plans include raising capital through the equity markets to fund future operations and generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents. There were cash equivalents of $78,518 in 2006 and none in 2005.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment and Depreciation (Continued)

disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Revenue Recognition

The Company derives its revenue primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. The Company is then entitled to a commission on the agreed settlement. The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors.

Consolidated Financial Statements

The consolidated financial statements include the Company and its 80% owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Intangible Assets

Intangible assets of customer lists and trade names are amortized over a ten year life. The annual amortization recorded is $73,390.

  Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax provisions require the use of management judgments, which are subject to challenge by various taxing authorities. Significant estimates used in accounting for income taxes relate to determination of taxable income and the determination of differences between book and tax bases.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting standards (“SFAS”) No. 128, “Earnings per Share.” SFAS per share (“EPS”) requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share (Continued)

during the periods, however, no potential common shares are included in the computation of any diluted per share amounts when a loss from continuing operations exists.

Foreign Currency Translation

The Company considers the Brazilian currency (Reais) to be its functional currency. Assets and liabilities were translated into U.S. dollars at the period end exchange rates. The equity accounts were translated at historical rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income (loss), a separate component of stockholders’ deficit.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company believes at this time that the adoption of SFAS No. 158 will not have a material impact on its consolidated financial statements as the Company does not have any defined benefit pension or other postretirement plans.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended November 30, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE D - ACQUISITION OF ATN CAPITAL E PARTICIPAÇÕES, LTDA.

On December 12, 2005 (amended January 18, 2006), Lexicon United Incorporated (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with ATN Capital E Participações Ltda., a Brazilian limited company (“ATN”) and with Omar Malheiro Silva Araiyo and Manuel da Costa Froguas, each shareholders of ATN (the “ATN Shareholders”), pursuant to which the Company agreed to acquire four hundred thousand (400,000) shares of outstanding capital stock of ATN (“ATN Shares”) from the ATN shareholders, in exchange for two million (2,000,000) shares of the Company’s common stock, in the aggregate. The ATN Shares constitute eighty percent (80%) of ATN’s issued and outstanding shares.

In connection with the share exchange agreement, the Company valued the 2,000,000 shares issued at $0.20 per share for an aggregate value of $400,000.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE D - ACQUISITION OF ATN CAPITAL E PARTICIPAÇÕES, LTDA. (CONTINUED)

The fair value of the net assets acquired at January 1, 2006 is as follows:

Cash	$45,729
Accounts receivable	198,451
Other receivables	74,442
Prepaid expenses	12,830
Fixed assets	314,849
Customer lists	513,733
Tradenames	220,171
Liabilities assumed	(1,833,346)
$(453,141)

80% acquisition	$362,513
Purchase price	400,000
Goodwill	762,513
20% negative minority interest in
common stock of ATN	90,628
Net Goodwill	$853,141

The Company has concluded that the acquisition occurred as at January 1, 2006 for financial statement purposes since the activity to the date of acquisition (February 27, 2006) was not deemed to be material.

NOTE E - CONCENTRATION OF CREDIT RISK

Cash and cash equivalents consists of money market funds held at a single financial institution.

NOTE F - FIXED ASSETS

Fixed Assets are comprised of the following:

			Estimated
	December 31		Useful Life
	2006	2005
Building	$210,477		25 years
Office furniture and equipment	561,896	$2,843	10 years
Leasehold improvements	83,104		25 years
	855,477	2,843
Less accumulated depreciation	273,844	284
	$581,633	$2,559

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE G - LOANS PAYABLE TO BANKS

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company’s principal shareholders and bear interest at rates ranging from 6% to 36%. The balance of the loans at December 31, 2006 was $621,052.

NOTE H - LONG TERM DEBT

On April 17, 2006, the Company closed on a real estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participações Ltda.’s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 12%.

In August, 2006, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $38,395 is financed over a three year period at 14.4% per year.

In September, 2006, the Company purchased new furniture. The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index. The loan is payable in 48 monthly installments commencing October 8, 2007. The loan is secured by the furniture.

In August, 2006, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $93,100 and is payable in 24 monthly installments at 2.7% per month, commencing September 17, 2006. The loan is guaranteed by a promissory note signed by ATN’s directors. At December 31, 2006, the balance is $78,921.

An analysis of the current and long-term portion of the debt at December 31, 2006 is as follows:

Total loans outstanding	$405,966
Less: current portion	76,254

Long-term portion	$329,712

At December 31, 2006, maturities of long term debt are as follows:

2008	$96,708
2009	72,471
2010	50,100
2011	43,074
2012 and thereafter	67,359
Total	$329,712

NOTE I - CONVERTIBLE PROMISSORY NOTE - RELATED PARTY

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

On November 22, 2005, the Company entered into a Debt Conversion Agreement with Keyano to convert the convertible promissory note in the amount of $1,000,000 plus accrued interest of $63,750 into common stock of Lexicon United Incorporated and Subsidiary. The conversion price was adjusted from $1.00 (after

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE I - CONVERTIBLE PROMISSORY NOTE - RELATED PARTY (CONTINUED)

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

NOTE J - ACCRUED MUNICIPAL SERVICE TAX

The Company is responsible to the Brazilian taxing authorities for a municipal service tax at the rate of 5% based upon salaries by location. Since the Company paid taxes at rates lower than the 5%, it is liable for the balance. The Company is in dispute with the taxing authorities relating to this matter. Since it is probable that such amount will be paid, an accrual has been recorded in the financial statements. The accrual at December 31, 2006 was $1,637,618.

NOTE K - INCOME TAXES

The Company utilizes SFAS No 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.

The principal type of differences, which are measured at current tax rates, are net operating loss carryforwards. At December 31, 2006, these differences resulted in a deferred tax asset of $465,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2006.

The Company has a U.S. net operating carry forward loss of approximately $300,000 which expires commencing 2027 and a $390,000 carry forward loss in Brazil with unlimited carry forward period.

NOTE L - RENT EXPENSE

The Company currently is leasing one floor of its office facilities from the President of the Brazilian subsidiary. The lease commenced on May 26, 2006 and is renewable annually. The annual rent is $27,500 per year. The Company was able to terminate its former lease without penalties. Rent expense for the year ended December 31, 2006 was $57,439.

NOTE M - REVERSE STOCK SPLIT

On April 29, 2005, the stockholders of the Company approved a 4 for 1 reverse split. This split became effective on June 28, 2005. All share and per share information in the financial statements and notes to the financial statements have been restated to give effect to this 4 for 1 reverse stock split.

NOTE N - REVENUE CONCENTRATIONS

For the year ended December 31, 2006, revenues from five major customers exceeded 10% individually and represented 68.25% of total revenues.

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

14	Code of ethics (incorporated by reference to Exhibit 14 in the registrant’s annual report for the fiscal year of 2003 filed on February 15, 2005)

21	Subsidiary of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification