Form 10KSB/A
period 2006-12-31
LEXICON UNITED INC
filed 2007-05-18
CIK 1158201

_____________________________________________________________

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

Sources of Revenue

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

ATN’s long period of operations, its capacity to process millions of receivables and its level of professionalism have made ATN an attractive resource for customers desiring to secure their receivables. Our success rate is measured by how long an outstanding debt is past due as well as whether such debt has been categorized as a performing, semi-performing or charged-off item. On average we recover between 2.5% and 8% of face value of our debt.

Industry Wide Factors that are Relevant to Our Business

We are in the business of managing the recovery of credit accounts receivable in Brazil for our third-party clients who are either credit card issuers or transferees of credit accounts receivable. Our business, therefore, depends on the growth of the credit card sector in Brazil.

According to the US Department of Commerce, Brazil the third largest card issuer, with around 300 million units including credit and debit cards in 2006, after the United States and China, and the credit card services sector in Brazil is an over US$ 100 billion market. The use of financial cards allows a larger access to banking and commercial services, considering that, with a population of 170 million, 70% of the Brazilians are excluded from the financial system and only 15% of the population has bank accounts, according to the Brazilian National Economic and Social Development Bank (BNDES) and the University of Campinas’ (UNICAMP) Institute of Economy. The current legislation in Brazil permits banks to open accounts without requesting proofs of income which allows for the issuance of more debit cards. In addition, the government has passed a law permitting the deduction of credit card payments directly from salaries which has increased the adoption of financial cards.

According to a survey held by the Brazilian Association of Credit Card and Related Services Companies (ABECS), the market for financial cards is estimated by industry sources to reach US$230 billion in sales and around 15 billion transactions by 2008. Also, according to the Brazilian Bank Federation (Febraban), the banking industry is optimistic about 2006 with projections indicating that growth of credit operations will remain steady at 25% for individuals and 17% for total portfolios. Banks expect the basic interest rate to be at 15.2% at the end of 2006 and at 13.9% at the end of 2007, which would generate a credit expansion. According to the World Bank, credit cards in Brazil now represent around forty percent of the total credit card business in Latin America and 2.6% of the total global market.

ATN’s long period of operations and its capacity to process millions of receivables have made ATN an attractive resource for customers desiring to secure their receivables.

Opportunity for Growth

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

Cash Flow Items

The following table summarizes our cash flow activities during the year ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005

Net Cash Provided (Used) by Operating Activities	(202,164)	(85,069)

Net Cash Provided (Used) by Investing Activities	(480,926)	(2,843)

Net Cash Provided (Used) by Financing Activities	77,771	24,167

Net increase (decrease) in Cash and Cash Equivalents	44,278	(63,745)

Cash and Cash Equivalents - Beginning of Period	940,809	1,004,554

Cash and Cash Equivalents - End of Period	896,531	940,809

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

Balance Sheet Items

As of December 31, 2006, we had total current assets of $1,192,883, as compared to $940,809 as of December 31, 2005. Our total assets as of December 31, 2006 were $3,288,172 as compared to $943,368 as of December 31, 2005. We had total current liabilities of $3,072,832 as of December 31, 2006 as compared to $57,205 as of December 31, 2005, and we had total liabilities of $3,405,544 as compared to $57,205 as of December 31, 2005.
This increase total liabilities is primarily due to the acquisition of ATN and the inclusion of their liabilities, mainly accrued municipal service taxes of $1,637,618. We also had new loans totaling $833,238 during the year ended December 31, 2006.

As of December 31, 2006, our total Stockholders’ Equity (deficit) was $(117,372) as compared to $886,163 at December 31, 2005. This was due to the net loss of $1,264,576 offset by the additional paid in capital for the purchase of ATN.

Liquidity and Capital Resources

Our Company is able to cover its normal and operating expenditures through its normal operations. We do not anticipate any unusual material expenditures, and if such an event should arise, we have approximately $750,000 in cash in our US bank accounts to cover such an event. Since our operating subsidiary, ATN, has been in existence for over ten years, the Company does not anticipate any changes in operations in its normal course of business and the Company has no major plans to change its current mode of operations.

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

We had a negative working capital of $1,882,949 at December 31, 2006, of which $1,637,618 relate to disputed municipal taxes in connection with ATN’s prior and ongoing operations.

Short Term Debt

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

We believe that our increased revenues and our cash on hand will be sufficient to sustain our operations at our current levels for the next twelve months.

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

Date: May 18, 2007

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer, President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Elie Saltoun Elie Saltoun	CEO, President and Treasurer and Director	May 18, 2007
/s/ Jeffrey Nunez Jeffrey Nunez	Secretary and Director	May 18, 2007

LEXICON UNITED INCORPORATED AND SUBSIDIARY

FINANCIAL STATEMENTS

FOR THE TWO YEARS ENDED
DECEMBER 31, 2006 AND 2005

Table of Contents

Report of Independent Registered Public Accounting Firm	F 2

Consolidated Balance Sheets	F 3

Consolidated Statements of Operations	F 4

Consolidated Statements of Cash Flows	F 5

Consolidated Statements of Stockholders’ Equity (Deficit)	F 7

Notes to Financial Statements	F 8

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

/s/ Meyler & Company, LLC

Middletown, NJ
April 15, 2007, except for Notes A and E
    which are May 10, 2007

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

LEXICON UNITED INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005
	Restated

REVENUE
Service revenues	$2,512,205
Total Revenue	$2,512,205

COST OF SERVICES	1,901,898

GROSS PROFIT	610,307

COSTS AND EXPENSES
Debt conversion expense		$340,400
Selling, general and administrative	1,447,267	100,026
Interest expense	108,893	44,450
Stock based compensation		5,000
Loss on disposal of fixed assets	203,065
Depreciation	86,673	284
Amortization	73,389

TOTAL COSTS AND EXPENSES	1,919,287	490,160

OTHER INCOME (EXPENSE)
Interest income and other	44,404	26,258
Total Other Income (Expense)	44,404	26,258

NET LOSS	$(1,264,576)	$(463,902)

NET LOSS PER COMMON SHARE	$(0.16)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,143,921	1,695,445

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2006	2005
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,264,576)	$(463,902)
Net loss
Noncash items included in net loss:
Depreciation	86,673	284
Stock based compensation		5,000
Debt conversion expense		340,400
Disposal of fixed assets, net	175,757
Amortization of intangibles	73,389
Decrease (increase) in assets and liabilities:
Accounts receivable	215
Other receivables	(21,487)
Prepaid expenses	10,643
Increase (decrease) in liabilities:
Accounts payable	108,059	(10,957)
Accrued expenses	(50,371)	(19,644)
Accrued municipal service taxes	590,517
Accrued interest		63,750
Accrued payroll	41,968
Accrued employee benefits	47,049
Capital advances to be returned
Net Cash Provided (Used) by Operating Activities	(202,164)	(85,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition	45,729
Purchase of fixed assets	(199,888)	(2,843)
Net Cash Provided (Used) by Investing Activities	(154,159)	(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable (repayments) to officer	(55,467)	43,467
Interest payable to officer		(19,300)
Repayment of long term debt	(18,961)
Loans from financial institutions	525,432
Net Cash Provided (Used) in Financing Activities	451,004	24,167

EFFECT OF EXCHANGE RATE OF CASH	(138,959)
Net Decrease in Cash	(44,278)	(63,745)

CASH, beginning of period	940,809	1,004,554

CASH, end of period	$896,531	$940,809

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$108,893	$119,409

Non cash items
Conversion of promissory notes		1,000,000
Purchase of furniture and equipment	150,556
Purchase of office facility	176,489
Assets acquired and liabilities assumed in acquisition of subsidiary
Cash	$45,729
Clients	198,451
Accounts receivable	1,215,985
Equipment	539,651
Accumulated depreciation	(224,802)
Taxes recoverable	66,218
Prepaid expenses	12,830
Other assets	8,224
Customer lists	513,733
Tradenames	220,171
Goodwill	853,141
Agreements payable	1,272,396
Accounts payable	83,469
Accrued expenses	149,839
Loans payable	193,780
Taxes payable	1,349,847
Issuance of common stock	400,000

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

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE A - RESTATEMENTS

The financial statements for the year ended December 31, 2006 have been restated as follows:

	As Reported	As Restated
Consolidated Statement of Operations
Costs and expenses:
Loss on disposal of fixed assets		$203,065 (A	)
Cash Flow Statement
Purchase of fixed assets	$526,655	199,888 (B	)
Loans payable (repayments) to officer		55,467 (B	)
Repayment of long term debt		18,961 (B	)
Loans from financial institutions	777,771	525,432 (B	)
Non-cash items:
Purchase of furniture and equipment		150,278 (B	)
Purchase of office equipment		176,489 (B	)
Notes:
(A)	Reclass from non-operating to operating.
(B)	Certain purchases of fixed assets considered non-cash transactions and gross-up of borrowings and repayments.

NOTE B - NATURE OF BUSINESS AND GOING CONCERN

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

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents. There were cash equivalents of $78,518 in 2006 and none in 2005.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

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

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

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

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE E - ACQUISITION OF ATN CAPITAL E PARTICIPAÇÕES, LTDA.

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

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE E - ACQUISITION OF ATN CAPITAL E PARTICIPAÇÕES, LTDA. (CONTINUED)

The fair value of the net assets acquired at January 1, 2006 is as follows:

Cash	$45,729
Accounts receivable	198,451
Other receivables	74,442
Prepaid expenses	12,830
Fixed assets	314,849
Customer lists	513,733
Tradenames	220,171
Liabilities assumed	(1,833,346)
$(453,141)

80% acquisition	$362,513
Purchase price	400,000
Goodwill	762,513
20% negative minority interest in
common stock of ATN	90,628
Net Goodwill	$853,141

Pro-forma Statement of Operations for the Year Ended December 31, 2005 is as follows:

	Lexicon	ATN	Combined
Revenue		$2,284,611	$2,284,611
Cost of services		1,266,622	1,266,622
Gross profit		1,017,989	1,017,989
Cost and expenses	$490,160	1,432,772	1,922,932
Other income	26,258		26,258
Net loss	$(463,902)	$(414,783)	$(878,685)
Net loss per common share	$(0.27)		$(0. 24)
Weighted average shares outstanding	1,695,445	3,695,445*

*Assumes 2,000,000 shares issued for the acquisitions were outstanding for the entire period.

The Company has concluded that the acquisition occurred as at January 1, 2006 for financial statement purposes since the activity to the date of acquisition (February 27, 2006) was not deemed to be material.

NOTE F - CONCENTRATION OF CREDIT RISK

Cash and cash equivalents consists of money market funds held at a single financial institution.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE G - FIXED ASSETS

Fixed Assets are comprised of the following:

			Estimated
	December 31		Useful Life
	2006	2005
Building	$210,477		25 years
Office furniture and equipment	561,896	$2,843	10 years
Leasehold improvements	83,104		25 years
	855,477	2,843
Less accumulated depreciation	273,844	284
	$581,633	$2,559

NOTE H - LOANS PAYABLE TO BANKS

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company’s principal shareholders and bear interest at rates ranging from 6% to 36%. The balance of the loans at December 31, 2006 was $621,052.

NOTE I - LONG TERM DEBT

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

NOTE I - LONG TERM DEBT (CONTINUED)
At December 31, 2006, maturities of long term debt are as follows:

2008	$96,708
2009	72,471
2010	50,100
2011	43,074
2012 and thereafter	67,359
Total	$329,712

NOTE J - CONVERTIBLE PROMISSORY NOTE - RELATED PARTY

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

NOTE K - ACCRUED MUNICIPAL SERVICE TAX

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

NOTE L - INCOME TAXES

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

NOTE L - INCOME TAXES (CONTINUED)

The Company has a U.S. net operating carry forward loss of approximately $300,000 which expires commencing 2027 and a $390,000 carry forward loss in Brazil with unlimited carry forward period.

NOTE M - RENT EXPENSE

The Company currently is leasing one floor of its office facilities from the President of the Brazilian subsidiary. The lease commenced on May 26, 2006 and is renewable annually. The annual rent is $27,500 per year. The Company was able to terminate its former lease without penalties. Rent expense for the year ended December 31, 2006 was $57,439.

NOTE N - REVERSE STOCK SPLIT

On April 29, 2005, the stockholders of the Company approved a 4 for 1 reverse split. This split became effective on June 28, 2005. All share and per share information in the financial statements and notes to the financial statements have been restated to give effect to this 4 for 1 reverse stock split.

NOTE O - REVENUE CONCENTRATIONS

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