Form 10QSB
period 2007-03-31
LEXICON UNITED INC
filed 2007-05-25
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,456,250

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$697,063	$896,531
Accounts Receivable	207,081	198,236
Other receivables	104,114	95,929
Prepaid expenses	912	2,187
Total current assets	1,009,170	1,192,883

FIXED ASSETS
Equipment, net of accumulated depreciation of $312,529 and $273,845 at March 31, 2007 and December 31, 2006, respectively	643,072	581,633

OTHER ASSETS
Customer Lists, net of amortization of $64,215 and $51,372 at
March 31,2007 and December 31, 2006, respectively	449,518	462,361
Tradenames, net of amortization of $27,521 and $22,017 at
March 31,2007 and December 31, 2006, respectively	192,650	198,154
Goodwill	853,141	853,141
Total other assets	1,495,309	1,513,656

TOTAL ASSETS	$3,147,551	$3,288,172

CURRENT LIABILITIES
Loans payable to banks	$646,475	$621,052
Current portion of long term debt	121,699	76,254
Accounts Payable	139,613	191,528
Accrued Expenses	271,582	235,496
Accrued Municipal Service Taxes	1,707,584	1,637,618
Accrued Payroll	177,907	170,618
Accrued Employee Benefits	149,387	143,266

Total Current Liabilities	3,214,247	3,075,832

LONG TERM LIABILITIES
Long term debt	323,078	329,712

Total Long Term Liabilities	323,078	329,712

TOTAL LIABILITIES	3,537,325	3,405,544

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	—	—
Common stock $0.001 par value, 40,000,000
shares authorized, 8,456,250
issued and outstanding in March 31, 2007 and
December 31, 2006, respectively	8,456	8,456
Paid in capital	1,903,194	1,903,194
Accumulated deficit	(2,065,229)	(1,890,063)
Accumulated other comprehensive loss	(236,195)	(138,959)
Total Stockholders' Equity (deficit)	(389,774)	(117,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,147,551	$3,288,172

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31
	2007	2006
REVENUE
Service revenue	$639,192	$696,341

COST OF SERVICES	411,989	319,219

GROSS PROFIT	227,203	377,122

COSTS AND EXPENSES
Selling, general and administrative	294,972	370,718
Interest expense	55,954	19,341
Depreciation	26,296	17,853
Amortization	18,347	-
Rental expenses	8,826	13,127
Other taxes	9,277	6,219
Total costs and expenses	413,672	427,258

OPERATING INCOME (LOSS)	(186,469)	(50,136)

OTHER INCOME(EXPENSE)
Interest income	7,317	9,364
Net Financial Revenue	3,986	9,569
Miscellaneous	0	(24)
	11,303	18,909

LOSS BEFORE INCOME TAX AND SOCIAL
CONTRIBUTION	(175,166)	(31,227)

Income tax and social contribution	0	3,335

NET LOSS	$(175,166)	$(34,562)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,456,250	8,456,250

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,166)	$(34,562)
Noncash items included in net loss
Depreciation and amortization	26,296	33,873
Amortization of intangibles	18,347	—
Decrease (increase) in assets:
Accounts receivable	(8,845)	93,332
Other receivables	(8,185)	41,511
Prepaid expenses	1,275	4,876

Increase (decrease) in liabilities:
Accounts payable	(51,915)	40,541
Accrued expenses	36,086	(31,340)
Accrued municipal service taxes	69,966	—
Accrued payroll	7,289	—
Accrued employee benefits	6,121	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(78,731)	148,231

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(27,226)	(49,809)
Short-term investments	—	(1,522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(27,226)	(51,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(15,656)	(14,897)
Proceeds from new loans	43,420	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27,764	(14,897)

EFFECT OF EXCHANGE RATE OF CASH	(121,275)	(107,264)

NET DECREASE IN CASH	(199,468)	(25,261)

CASH, beginning of period	896,531	961,171

CASH, end of period	$697,063	$935,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$55,954	$19,341

NON-CASH ACTIVITIES
Notes payable incurred for purchase of fixed assets	$36,470	$—

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2006 filed May 18, 2007.

NOTE B - PRINCIPLES ON CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated and its 80% owned subsidiary, ATN Capital E Participacoes Ltda. All material intercompany transactions have been eliminated in consolidation.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,065,229 since inception and the Company has a negative working capital of $2,205,077. The Company has recently acquired a majority ownership in ATN Capital E Participacoes Ltda. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - PURCHASE OF FIXED ASSETS

During the quarter ended March 31, 2007, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $30,273 is financed over a two year period at 12.84% per year.

NOTE D - PURCHASE OF FIXED ASSETS (Continued)

During the quarter ended March 31, 2007, the Company purchased a new vehicle valued at approximately $32,675. The Company paid cash in the amount of $26,500 and financed the remaining balance. The loan is payable in 20 monthly installments at 0% interest.

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

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. During 2006 our average fee was approximately 15%. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.

Industry Wide Factors that are Relevant to Our Business

We are in the business of managing the recovery of credit accounts receivable in Brazil for our third-party clients who are either credit card issuers or transferees of credit accounts receivable. Our business, therefore, depends on the growth of the credit card sector in Brazil.

According to the US Department of Commerce, Brazil is the third largest card issuer, with around 300 million units including credit and debit cards in 2006, after the United States and China, and the credit card services sector in Brazil is an over US$ 100 billion market. The use of financial cards allows a larger access to banking and commercial services, considering that, with a population of 170 million, 70% of the Brazilians are excluded from the financial system and only 15% of the population has bank accounts, according to the Brazilian National Economic and Social Development Bank (BNDES) and the University of Campinas’ (UNICAMP) Institute of Economy. The current legislation in Brazil permits banks to open accounts without requesting proofs of income which allows for the issuance of more debit cards. In addition, the government has passed a law permitting the deduction of credit card payments directly from salaries which has increased the adoption of financial cards.

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

ATN’s long period of operations and its demonstrated capacity to process millions of receivables, large and small, have made ATN an attractive resource for customers desiring to secure their receivables.

Uncertainties that Affect our Financial Condition

We have approximately 15 clients, but we relied on five major clients for approximately 68.25% of our income during 2006. Revenues from our clients Ativos, HSBC Bank, Fininvest, Leader and Unicard during 2006 constituted approximately 11.85%, 16.06%, 13.55%, 14.51% and 12.30% of our total revenues, respectively. None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these clients were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed. The number of major clients on whom we rely has increased from three during fiscal year 2005 to five during fiscal year 2006. During fiscal year 2006, no one customer was responsible for more than 16% of our revenues during this period.

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

ATN’s long period of operations and its demonstrated capacity to process millions of receivables, large and small, have made ATN an attractive resource for customers desiring to secure their receivables. Our success rate is measured by how long an outstanding debt is past due as well as whether such debt has been categorized as a performing, semi-performing or charged-off item. On average we recover between 2.5% and 8% of face value of our debt. Due to our level of professionalism and our successful performance we believe that we are in the top 5% of businesses in this field in Brazil.

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

Results of Operations

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2007 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2007 to the same period of 2006.

Line Item	3/31/07	3/31/06	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$639,192	$696,341	$(57,149)	(8.2)
Net income (loss)	(175,166)	(34,562)	(140,604)	(406.82)
Cost of Services	411,989	319,219	92,770	29.06
Selling, General and Administrative Expense	294,972	370,718	(75,746)	(20.43)
Interest Expense	55,954	19,341	36,613	189.3
Earnings (Loss) per common share	(.02)	(.01)	(.01)	100.0

First Quarter 2007 v. First Quarter 2006

We had revenues of $639,192 for the three months ended March 31, 2007 compared to $696,341 for the three months ended March 31, 2006. Revenues decreased $57,149 or 8.2% for the period primarily due to loss of operating days as a result of the Company’s move to a new location.

Cost of sales was $411,989 for the three months ended March 31, 2007 compared to $319,219 for the three months ended March 31, 2006. The increase of $92,770 of cost of sales was primarily due to increased salaries and mail expenses.

During the three months ended March 31, 2007, selling, general and administrative expenses were $294,972 compared to $370,718 for three months ended March 31, 2006. This decrease of $75,746 is primarily due to decreases in legal, telephone and agreement losses offset by increases of communication expenses and other administrative expenses.

Interest expense for the three months ended March 31, 2007 was $55,954 compared to $19,341 for the three months ended March 31, 2006. The increase of 36,613 is due to the increase of new borrowings over the past year.

During the three months ended March 31, 2007 we had a net loss of $175,166. This loss is primarily attributable to a decrease in revenues and an increase in expenses as described above.

Net loss per share for the three months ended March 31, 2007 was $.02 as compared to a net loss per share of $.01 for three months ended March 31, 2006. This increase in the loss per share is due to the increased loss for the period ended March 31, 2007.

Cash Flow Items

The following table provides the statements of net cash flows for the fiscal quarter ended March 31, 2007:

	Three Months Ended March 31,
	2007	2006
Net Cash Provided By (Used in) Operating Activities	$(78,731)	$148,231
Net Cash Used in Investing Activities	(27,226)	(51,331)
Net Cash Provided by Financing Activities	27,764	(14,897)
Net Decrease in Cash and Cash Equivalents	(199,468)	(25,261)
Cash and Cash Equivalents - Beginning of Period	896,531	961,171
Cash and Cash Equivalents - End of Period	697,063	935,910

We used $78,731 of cash from our operating activities during the three months ended March 31, 2007 as compared to $148,231 provided during the three months ended March 31, 2006. The difference of $226.962 is mainly attributable to the following factors:

Use of funds:
Net loss for the three months of $175,166
Decrease in accounts payable of $51,915

These uses of funds were offset by an increase in accrued municipal taxes of $69,966 and non-cash items of $44,643.

We used $27,226 in cash from our investing activities during the three months ended March 31, 2007 as compared to $51,331 used in the prior period ending March 31, 2006. These funds were used for the purchase of fixed assets.

We provided a net $27,764 from financing activities during the period ended March, 31, 2007 as compared to a use of $14,897 during the three months ended March 31, 2006. The change is due to proceeds of 43,420 from new short term loans and payments of 15,656 on our long term debt obligations.

Balance Sheet Items

As of March 31, 2007, we had total current assets of $1,009,170, as compared to $1,108,803 as of March 31, 2006. Our total assets as of March 31, 2007 were $3,147,551 as compared to $3,029,192 as of March 31, 2006. We had total current liabilities of $3,214,247 as of March 31, 2007 as compared to $1,884,855 as of March 31, 2006, and we had total liabilities of $3,537,325 as of March 31, 2007 as compared to $1,884,855 as of March 31, 2006.

This increase total liabilities is primarily due to new loans in the amount of $912,369 and increases in accrued expenses.

As of March 31, 2007, our total Stockholders’ Equity (deficit) was $(389,774) as compared to $1,144,337 at March 31, 2006. This was due to net losses from operations.

Liquidity and Capital Resources

Our Company is able to cover its normal and operating expenditures through its normal operations. We do not anticipate any unusual material expenditures, and if such an event should arise, we have approximately $697,063 in cash in our US bank accounts to cover such an event. Since our operating subsidiary, ATN, has been in existence for over ten years, the Company does not anticipate any changes in operations in its normal course of business and the Company has no major plans to change its current mode of operations.

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

As of March 31, 2007, we had cash of $697,063 and total assets $3,147,551 as compared to cash of $935,910 and total assets of $3,029,192 as of March 31, 2006. This increase is primarily due to the purchase of new equipment. Additional purchases of fixed assets during the three months ended March 31, 2007 totaled $63,696. We have a negative working capital of $(2,205,077) at March 31, 2007, of which $1,707,584 relates to disputed municipal taxes in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company’s principal shareholders and bear interest at rates ranging from 6% to 36%. The balance of the loans at March 31, 2007 was $646,475.

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

In August, 2006, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $93,100 and is payable in 24 monthly installments at 2.7% per month, commencing September 17, 2006. The loan is guaranteed by a promissory note signed by ATN’s directors. At March 31, 2007, the balance was $69,949.

In September, 2006, the Company purchased new furniture. The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index. The loan is payable in 48 monthly installments commencing October 8, 2007. The loan is secured by the furniture.

During the quarter ended March 31, 2007, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $30,273 is financed over a two year period at 12.84% per year.

During the quarter ended March 31, 2007, the Company purchased a new vehicle valued at approximately $32,675. The Company paid cash in the amount of $26,500 and financed the remaining balance. The loan is payable in 20 monthly installments at 0% interest.

An analysis of the current and long-term portion of the debt at March 31, 2007 is as follows:

Total loans outstanding	$444,777
Less: current portion	$121,699
Long-term portion	$323,078

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

Financial Risks

We only have approximately $697,063 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs.

As of March 31, 2007, we had approximately $697,063 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

Risks Relating To Our Business

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

We have incurred net losses of $175,166 as for the three months ended March 31, 2007, $1,264,576 in 2006 and $463,902 in 2005 and an accumulated deficit of $2,065,229 and we had a negative working capital of $(2,205,077) at March 31, 2007. There can be no assurances that we will be able to operate profitably in the future. In the event that we are not successful in implementing its business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

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

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We anticipate that it will be necessary to invest in technology in the future to remain competitive. During 2005 and 2006, we invested approximately $44,000 and $40,000 in technology, respectively. We expect that in future years we will have to invest similar amounts in technology. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

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

During 2005 and 2006, we derived all of our revenue from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

Our Chairman and Chief Executive Officer has almost no experience with our core business of servicing accounts receivables for financial institutions. As a result, he may not be able to make informed decisions about our business.

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

On July 28, 2006, the SEC issued an order in connection with the settlement of an administrative proceeding against our Secretary, Jeffrey G. Nunez. The order indicates that Mr. Nunez, who at the time was a registered representative (broker) at the brokerage firm of Providential Securities, Inc., played an active role in the distribution of hundreds of thousands of unregistered shares of stock of Morgan Cooper, Inc. in violation of Section 5 of the Securities Act. Morgan Cooper, Inc., formerly Gong Hei Investment Co., Ltd., is the successor company in a reverse merger transaction that occurred on November 18, 1999 when Morgan Cooper, Inc., then a private company engaged in the garment business, effected a business combination with Gong Hei Investment Co., Ltd., then a public reporting shell company. Mr. Nunez acted as a broker in connection with the sale of the shares by James Caprio and James Morse, who were principals of the shell company prior to the reverse merger, to the brokerage clients of Providential Securities. Pursuant to the settlement agreement between Mr. Nunez and the Commission, the Commission permanently enjoined Nunez from future violations of Section 5(a) and 5(c) of the Securities Act, ordered Nunez to pay a $55,000 civil penalty and suspended Mr. Nunez from association with any broker-dealer for a period of six months. Mr. Nunez has not yet paid the $55,000 civil penalty but he intends to work out a payment arrangement with the Commission. Mr. Nunez does not admit or deny any wrongdoing or liability and the settlement does not establish wrongdoing or liability for purposes of any other proceeding.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of May 23, 2007, we had outstanding  8,456,250 shares of common stock. Accordingly, we have 31,543,750 shares of common stock available for future sale.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer. Based upon that evaluation, Mr. Saltoun concluded that, as of March 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2007 that were not previously disclosed in a report that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the first quarter of fiscal year 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

Committees

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

DATED:  May 25, 2007

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