Form 10QSB/A
period 2007-03-31
LEXICON UNITED INC
filed 2007-06-29
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB/A

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of June 29, 2007, are as follows:

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

NOTE A – BASIS OF PRESENTATION

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

NOTE B – PRINCIPLES ON CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated and its 80% owned subsidiary, ATN Capital E Participacoes Ltda. All material intercompany transactions have been eliminated in consolidation.

NOTE C – GOING CONCERN

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

NOTE D – PURCHASE OF FIXED ASSETS

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

NOTE E – ADOPTION OF FIN 48

During the quarter ended March 31, 2007, the Company adopted the provisions of FIN 48, "Accounting for Income Tax Uncertainties" with no material impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This report contains forward-looking statements and information relating to Lexicon United Incorporated, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

When used in this report, the terms "Lexicon," "Company," "we," "our," and "us" refer to Lexicon United Incorporated and its consolidated subsidiaries, including, after February 27, 2006, ATN.

Overview

General

Our corporate name is Lexicon United Incorporated. We were incorporated on July 17, 2001 in the state of Delaware. We filed a registration statement on Form 10-SB on August 28, 2001 and became a reporting Company 60 days after such date on October 27, 2001. We were a "blank check" company and had no operations other than organizational matters and conducting a search for an appropriate acquisition target until February 27, 2006 when we completed an acquisition transaction with ATN, a Brazilian limited company, that had commenced business in April 1997. ATN is engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil. On April 29, 2005, our stockholders approved a four for one reverse stock split which became effective on June 28, 2005.

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

According to the US Department of Commerce, Brazil is the third largest card issuer, with around 300 million units including credit and debit cards in 2006, after the United States and China, and the credit card services sector in Brazil is an over US$ 100 billion market. The use of financial cards allows a larger access to banking and commercial services, considering that, with a population of 170 million, 70% of the Brazilians are excluded from the financial system and only 15% of the population has bank accounts, according to the Brazilian National Economic and Social Development Bank (BNDES) and the University of Campinas' (UNICAMP) Institute of Economy. The current legislation in Brazil permits banks to open accounts without requesting proofs of income which allows for the issuance of more debit cards. In addition, the government has passed a law permitting the deduction of credit card payments directly from salaries which has increased the adoption of financial cards.

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

ATN's long period of operations and its demonstrated capacity to process millions of receivables, large and small, have made ATN an attractive resource for customers desiring to secure their receivables.

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

ATN's long period of operations and its demonstrated capacity to process millions of receivables, large and small, have made ATN an attractive resource for customers desiring to secure their receivables. Our success rate is measured by how long an outstanding debt is past due as well as whether such debt has been categorized as a performing, semi-performing or charged-off item. On average we recover between 2.5% and 8% of face value of our debt. Due to our level of professionalism and our successful performance we believe that we are in the top 5% of businesses in this field in Brazil.

In order to further increase our revenue base and eliminate the uncertainty of our ability to continue as a going concern, with adequate capitalization, we plan to start using ATN's consumer database and its vast experience in collections to start buying defaulted outstanding consumer loans and other assets, which are usually discounted to their legal principal balance or appraised value. We believe that the impact on our liquidity would be highly improved and we would have the opportunity to build our own short and long-term portfolio of restructured receivables. Purchased debts for our own account would also suppress the efforts and costs of collection monitoring and reporting back to original holders to the benefit of our bottom line.

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

First Quarter 2007 v. First Quarter 2006

We had revenues of $639,192 for the three months ended March 31, 2007 compared to $696,341 for the three months ended March 31, 2006. Revenues decreased $57,149 or 8.2% for the period primarily due to loss of operating days as a result of the Company's move to a new location.

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

As of March 31, 2007, our total Stockholders' Equity (deficit) was $(389,774) as compared to $1,144,337 at March 31, 2006. This was due to net losses from operations.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services tax liability by restructuring such debt. We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt). We also do not anticipate any material changes in our operations during the next twelve months. As such, we believe that our current cash position is sufficient to retire our current short term debt as it comes due and, if we are successful in adequately restructuring of municipal services tax liability, we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.

We had cash and cash equivalents of approximately $697,063 as of March 31, 2007 and we had short term liabilities in the amount of $3,214,247, as well as long term liabilities in the amount of $323,078 as of March 31, 2007. The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

Although we had net losses of $175,166, an accumulated deficit of $2,065,229 and negative working capital of $2,205,077 at March 31, 2007, material factors of the Company's cumulative operating losses were (1) an increase in an accrual for municipal services taxes of $69,966 at March 31, 2007, and (2) a one-time non-cash charge of $340,400 taken in 2005 for the inducement of the Keyano note holders to convert their notes to stock. At March 31, 2007, we used $78,731 of cash in our operations, which included the municipal service tax accruals.

The Company believes that all or a portion of the municipal services taxes, through negotiation, may be settled at a lower amount than is calculated in the financial statements. Such settlements may be structured in installments that may be extended over up to a ten-year period. Such a settlement and extended payment schedule would substantially improve the Company's working capital position. However, we cannot provide assurances that such negotiations will yield a lower settlement.

If we are unable to successfully restructure our municipal services tax liability, or if we are required to make any material and unplanned expenditures during the next twelve months, the Company believes that it can raise additional capital in the equity markets through private placements in order to meet its short term cash requirements. The Company believes that such equity funding could also be used to liquidate all or a portion of the Company's current bank loans, pay accrued municipal services taxes or pay other operating expenses. However, we can provide no assurances that we will be able to raise additional capital in the equity markets on favorable terms, if at all or on a timely basis.

On February 27, 2006, we completed an acquisition transaction with ATN whereby we acquired 400,000 shares of ATN common stock, constituting 80% of ATN's issued and outstanding capital stock, from the two stockholders of ATN in exchange for 2,000,000 shares our common stock. Upon the consummation of such share exchange, the two stockholders of ATN became holders of approximately 23.72% of our outstanding common stock in the aggregate and ATN became our majority-owned subsidiary.

As of March 31, 2007, we had cash of $697,063 and total assets $3,147,551 as compared to cash of $935,910 and total assets of $3,029,192 as of March 31, 2006. This increase is primarily due to the purchase of new equipment. Additional purchases of fixed assets during the three months ended March 31, 2007 totaled $63,696. We have a negative working capital of $(2,205,077) at March 31, 2007, of which $1,707,584 relates to disputed municipal taxes in connection with ATN's prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company's principal shareholders. The loans mature at various months throughout the year and are generally renewed at maturity. The interest rates are fixed with an approximate average rate of 25.7% per year. The balance of the loans at March 31, 2007 was $646,475.

Long Term Debt

On April 17, 2006, the Company closed on a real estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participações Ltda.'s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 12%.

In August, 2006, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $38,395 is financed over a three year period at 14.4% per year.

In August, 2006, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $93,100 and is payable in 24 monthly installments at 2.7% per month, commencing September 17, 2006. The loan is guaranteed by a promissory note signed by ATN's directors. At March 31, 2007, the balance was $69,949.

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

We have incurred net losses of $175,166 as for the three months ended March 31, 2007, $1,264,576 in 2006 and $463,902 in 2005 and an accumulated deficit of $2,065,229 and we had a negative working capital of $2,205,077 at March 31, 2007. There can be no assurances that we will be able to operate profitably in the future. In the event that we are not successful in implementing its business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations and our accumulated deficit.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations and our accumulated deficit, all of which means that we may not be able to continue operations unless we obtain additional funding. Management's plans include raising capital through the equity markets to fund future operations and generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and cash flows from operations.

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

Although Elie Saltoun, our Chairman and Chief Executive Officer, and the beneficial owner of 68.81% of our common stock has experience in equity conversions and debt restructuring, he does not have a background in the business of servicing accounts receivables for financial institutions and has only become involved in this industry upon the Company's acquisition of ATN. Mr. Saltoun must rely heavily on the experience of the officers of ATN in making business decisions on behalf of the Company.  There is also a risk that Mr. Saltoun will make uninformed decisions about our business since he does not have a lot of experience in our core industry.

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

We may experience variations from quarter to quarter in operating results and net income that could adversely affect the price of our common stock.

Factors that could cause quarterly fluctuations include, among other things, the following:

•	The timing of our clients' accounts receivable collection programs and the commencement of new contracts and termination of existing contracts;

•	Customer contracts that require us to incur costs in periods prior to recognizing revenue under those contracts;

•	The effects of a change of business mix on profit margins;

•	The timing of additional selling, general and administrative expenses to support new business;

•	Fluctuations in foreign currency exchange rates;

•	The amount and timing of new business; and

•	That our business tends to be slower during summer and holiday seasons.

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

All of our revenues are derived from Brazil. Political or economic instability in Brazil could have an adverse impact on our results of operations due to diminished revenues. Our future revenue, costs of operations and profit results could also be affected by a number of other factors related to our Brazilian operations, including changes in economic conditions in Brazil, changes in a country's political condition, trade protection measures, licensing and other legal requirements, and local tax issues.

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

Changes in Brazil's governmental policies which could have a substantial impact on our business include:

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

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. This evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Elie Saltoun, our Chairman, CEO and Treasurer.

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

DATED:  June 29, 2007

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