Form 10QSB
period 2007-06-30
LEXICON UNITED INC
filed 2007-08-20
CIK 1158201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes      No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes        No  X

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,456,250

Transitional Small Business Disclosure Format (check one):          Yes        No X

PART I

ITEM 1.

FINANCIAL STATEMENTS.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 631,317	$ 896,531
Accounts Receivable	231,567	198,236
Other receivables	138,978	95,929
Prepaid expenses	865	2,187
Total current assets	1,002,727	1,192,883

FIXED ASSETS
Equipment, net of accumulated depreciation of $364,600 and
$273,845 at June 30, 2007 and December 31, 2006, respectively	703,024	581,633

OTHER ASSETS
Customer Lists, net of amortization of $77,058 and $51,372 at
June 30, 2007 and December 31, 2006, respectively	436,675	462,361
Tradenames, net of amortization of $33,025 and $22,017 at
June 30, 2007 and December 31, 2006, respectively	187,146	198,154
Goodwill	853,141	853,141
Total other assets	1,476,962	1,513,656

TOTAL ASSETS	$ 3,182,713	$ 3,288,172

CURRENT LIABILITIES
Loans payable to banks	$ 711,164	$ 621,052
Current portion of long term debt	193,179	76,254
Accounts Payable	157,360	191,528
Due to Related Party	25,958	-
Accrued Expenses	395,448	235,496
Accrued Municipal Service Taxes	1,817,687	1,637,618
Accrued Payroll	189,379	170,618
Accrued Employee Benefits	159,019	143,266

Total Current Liabilities	3,649,194	3,075,832

LONG TERM LIABILITIES
Long term debt	381,899	329,712

Total Long Term Liabilities	381,899	329,712

TOTAL LIABILITIES	4,031,093	3,405,544

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized,
8,456,250 issued and outstanding at June 30, 2007 and December 31,
2006, respectively	8,456	8,456
Paid in capital	1,903,194	1,903,194
Accumulated deficit	(2,360,879)	(1,890,063)
Accumulated other comprehensive loss	(399,151)	(138,959)
Total Stockholders' Equity (deficit)	(848,380)	(117,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,182,713	$ 3,288,172

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
REVENUE
Service revenue	$ 629,493	$ 625,660	$ 1,268,685	$ 1,322,001

COST OF SERVICES	435,456	419,119	847,445	738,338

GROSS PROFIT	194,037	206,541	421,240	583,663

COSTS AND EXPENSES
Selling, general and administrative	343,450	285,027	638,422	655,745
Interest expense	88,893	19,813	144,847	39,154
Depreciation	31,120	19,704	57,416	37,557
Amortization	18,347	-	36,694	-
Rental expenses	9,010	11,333	17,836	24,460
Other taxes	10,470	7,821	19,747	14,040
Total costs and expenses	501,290	343,698	914,962	770,956

OPERATING INCOME (LOSS)	(307,253)	(137,157)	(493,722)	(187,293)

OTHER INCOME(EXPENSE)
Interest income	7,070	10,585	14,387	19,949
Net Financial Revenue	4,533	(1,635)	8,519	7,934
Miscellaneous	0	-	0	(24)
	11,603	8,950	22,906	27,859

LOSS BEFORE INCOME TAX AND SOCIAL
CONTRIBUTION	(295,650)	(128,207)	(470,816)	(159,434)

Income tax and social contribution	0	-	0	3,335

NET LOSS	$ (295,650)	$ (128,207)	$ (470,816)	$ (162,769)

NET LOSS PER COMMON SHARE	$ (0.04)	$ (0.02)	$ (0.06)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,456,250	8,456,250	8,456,250	8,456,250

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$ (470,816)	$ (162,769)
Noncash items included in net loss
Depreciation and amortization	60,739	55,924
Amortization of intangibles	36,694	-
Decrease (increase) in assets:
Accounts receivable	(11,536)	47,211
Other receivables	(32,501)	3,830
Prepaid expenses	1,563	4,900

Increase (decrease) in liabilities:
Accounts payable	(54,953)	210,731
Accrued expenses	139,322	49,862

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(331,488)	209,689

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(42,721)	(267,710)
Short-term investments	-	(6,725)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(42,721)	(274,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	25,958	-
Net change in bank loans	9,360	9,872
Proceeds from new loans	209,898	176,732
Payment of loans	(148,634)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	96,582	186,604

EFFECT OF EXCHANGE RATE OF CASH	12,413	(114,406)

NET DECREASE IN CASH	(265,214)	7,452

CASH, beginning of period	896,531	961,171

CASH, end of period	$ 631,317	$ 968,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 144,847	$ 39,154

NON-CASH ACTIVITIES
Notes payable incurred for purchase of fixed assets	$ 145,759	$ -

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2006 filed May 18, 2007.

NOTE B – PRINCIPLES ON CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated and its 80% owned subsidiary, ATN Capital E Participacoes Ltda.  All material intercompany transactions have been eliminated in consolidation.

NOTE C – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,360,879 since inception and the Company has a negative working capital of $2,646,467. The Company has recently acquired a majority ownership in ATN Capital E Participacoes Ltda.  It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D – PURCHASE OF FIXED ASSETS

During the quarter ended June 30, 2007, the Company purchased a new vehicle valued at approximately $25,000.  The Company paid cash in the amount of $13,000 and financed the remaining balance.  The loan is payable in 38 monthly installments at 0% interest.

During the quarter ended June 30, 2007, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $21,664 is financed over a two year period at 12.84% per year.

NOTE E – NOTES PAYABLE

During the quarter ended June 30, 2007, the Company renewed a working capital loan with Bradesco Bank in the amount of $141,487.  The loan is payable in 24 monthly installments at an interest rate of 32.4% per year.

During the quarter ended June 30, 2007, the Company renewed two working capital loans with Caixa Economica in the amounts of $72,682 and $31,149.  The loans are payable in 24 monthly installments at an interest rate of 32.76% per year.

NOTE F – RELATED PARTY

During the quarter ended June 30, 2007, a loan in the approximate amount of $25,958 was made by an officer of the Company.  The loan is unsecured, bears interest at a rate of 2% per month and has no specific repayment terms.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the notes thereto.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND USE OF TERMS

This quarterly report contains forward-looking statements, which reflect our views with respect to future events and financial performance.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements.  These forward-looking statements are identified by, among other things, the words “anticipates”, “believes”, “estimates”, to expects”, “plans”, “projects”, “targets” and similar expressions.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that may cause actual results to differ from those projected include the following factors:

•

our potential inability to raise additional capital;

•

our potential inability to obtain the right to develop our target markets or to exploit the rights currently held by us;

•

our potential inability to compete with other finance companies that may be more experienced and better capitalized than us;

•

changes in domestic and foreign laws, regulations and taxes;

•

changes in economic conditions;

•

lack of resources compared to our competitors;

•

uncertainties and risks related to the legal systems and economics in our target markets, including Brazil’s legal system and economic, political and social events in Brazil and other target markets;

•

fluctuations in currency exchange rates;

•

the effects of any applicable currency restrictions, including any restrictions on the repatriation of funds back to the United States;

•

a general economic downturn or a downturn in the securities markets;

•

Regulations of the Commission which affect trading in the securities of “penny stocks;” and

•

other risks and uncertainties.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated by the context, references in this report to:

•

“Lexicon,” “we,” “us,” “our,” or the “Company,” are references to Lexicon United Incorporated, and its consolidated subsidiary, including, after February 27, 2006, ATN;

•

“ATN” are to ATN Capital E Participações Ltda.

•

“Brazil” are to the Federative Republic of Brazil;

•

“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•

“Real,” “R$,” and “Reais” are to the legal currency of Brazil;

•

the “SEC” or the “Commission” are to the United States Securities and Exchange Commission;

•

the “Securities Act” are to Securities Act of 1933, as amended; and

•

the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

Our Background and History

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

Our acquisition of ATN and its operations has had a large impact on our costs and our Management resources.  Prior to our acquisition of ATN in February 2006, we were a shell company with no revenues.  Accordingly, our Management dedicated only 25% of their time to our business and our general and administrative expenses were minor and related only to fulfilling our duties as a public company.  Since our acquisition of ATN, our revenues have increased from $0 revenues in fiscal year 2005 to $2,512,205 in fiscal year 2006.  However, our cost of sales have increased from $0 for fiscal year 2005 to $1,901,898 for fiscal year 2006,  primarily due to increased expenses for salaries, telegraph and mail, and taxes, and our selling, general and administrative expenses increased from $100,026 in fiscal year 2005 to  $1,447,267.  We have updated our IT infrastructure and we  are ready to support the acquisition and the handling up to 2,500,000 cases per month.  Rather than dedicating only 25% of his time to our business, our President and Chief Executive Officer, Elie Saltoun, now dedicates 80% of his time to the management of our company.   Mr. Saltoun, is an expert at structuring complex foreign debt recoveries.  He has successfully coordinated the use and conversion of past due unpaid sovereign debt into equity in privatized Brazilian State-owned companies, and has supervised the purchase and swap of unpaid obligations from a State-owned reinsurance organization.   His knowledge and contacts with banks, finance companies, and retail merchants are essential to our ability to acquire distressed assets as well to outsource receivables.

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

In order to further increase our revenue base and eliminate the uncertainty of our ability to continue as a going concern, with adequate capitalization, we plan to start using ATN’s consumer database and its vast experience in collections to start buying defaulted outstanding consumer loans and other assets, which are usually discounted to their legal principal balance or appraised value. We believe that the impact on our liquidity would be highly improved and we would have the opportunity to build our own short and long-term portfolio of restructured receivables.  Purchased debts for our own account would also suppress the efforts and costs of collection monitoring and reporting back to original holders to the benefit of our bottom line.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

The following table summarizes the results of our operations during the three-month period ended June 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2007 to the same period of 2006.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2007	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$629,493	$625,660	3,833.6
Net income (loss)	(295,650)	(128,207)	(167,443)	(130.6)
Cost of Services	435,456	419,119	16,337	3.9
Selling, General and Administrative Expense	343,450	285,027	58,423	20.50
Interest Expense	88,893	19,813	69,080	348.66
Earnings (Loss) per common share	(.04)	$ (.02)	(.02)	100.00

Revenues.  We had revenues of $629,493 in the three-month period ending June 30, 2007, compared to revenues of $625,660 during the same period in 2006.  Our revenues increased $3,833 or .6% in the three-month period ending June 30, 2007 primarily due to an increase in collections offset by an increase in service revenues taxes.

Net Loss.  During the three-month period ending June 30, 2007 we incurred a net loss of $(295,650) compared with $(128,207) for the same period in the prior year.  This loss is primarily attributable to increased expenses as described below.

Cost of Services.  Our cost of services for the three-month period ending June 30, 2007 were $435,456 as compared to $419,119 during the same period in 2006.  This increase of $16,337 or 3.9% is primarily the result of increased salaries and related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $58,423, or 20.50%, to $343,450 in the three-month period ending June 30, 2007 compared to $285,027 in the same period in 2006. The increase is primarily due to increased communications expenses and other administrative expenses.

Interest Expense. Interest expense in the three-month period ending June 30, 2007 was $88,893 and interest expense in the same period of 2006 was $19,813.  Interest expense increased $69,080 or 348,66% in the three-month period ending June 30, 2007 mainly due to increased borrowings over the past year.

Loss per Common Share. Loss per common share for the three-month period ending June 30, 2007 was $(.04)as compared to a loss of $(.02) during the same period of 2006.  This increase of 100.00% is the result of the increased loss for the three-month period ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

The following table summarizes the results of our operations during the six-month period ended June 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2007 to the same period of 2006.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,268,685	1,322,001	(53,316)	(4.03)
Net income (loss)	(470,816)	(162,769)	(308,043)	(189.25)
Cost of Services	847,445	738,338	109,107	14.78
Selling, General and Administrative Expense	638,422	655,745	(17,323)	(2.64)
Interest Expense	144,847	39,154	105,693	269.94
Earnings (Loss) per common share	(.06)	(.02)	(.04)	200.00

Revenues.  We had revenues of $1,268,685 in the six-month period ending June 30, 2007, compared to revenues of $ 1,322,001 during the same period in 2006.  Our revenues decreased $(53,316) or 4.03% in the six-month period ending June 30, 2007 primarily due to the loss of revenues due to loss of operating days as a result of the Company’s move to a new location during the first quarter of 2007.

Net Loss.  During the six-month period ending June 30, 2007 we incurred a net loss of $(470,816) compared with $(162,769) for the same period in the prior year.  This loss is primarily due to a decrease in revenues and an increase in expenses as described below.

Cost of Services.  Our cost of services for the six-month period ending June 30, 2007 was $847,445 as compared to $738,338 during the same period in 2006.  This increase of $109,107 or 14.78% is primarily the result of increased salaries and mail expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $(17,323), or 2.64%, to $638,422 in the six-month period ending June 30, 2007 compared to $655,745 in the same period in 2006. The decrease is primarily due to decreases in legal and telephone expenses offset by increases in communication expenses and other administrative expenses.

Interest Expense. Interest expense in the six-month period ending June 30, 2007 was $144,847 and interest expense in the same period of 2006 was $39,154.  Interest expense increased $105,693 or 269.94% in the six-month period ending June 30, 2007 mainly due to the increase of new borrowings over the past year.

Loss per Common Share. Loss per common share for the six-month period ending June 30, 2007 was $(.06) as compared to a loss of $(.02) during the same period of 2006.  This increase in the loss per share is due to the increased loss for the period ended June 30, 2007.

Cash Flow Items

The following table provides the statements of net cash flows for the six-month period ended June 30, 2007:

	Six Months Ended June 30,
	2007	2006
Net Cash Provided By (used in) Operating Activities	(331,488)	209,689
Net Cash Used in Investing Activities	(42,721)	(274,435)
Net Cash Provided by Financing Activities	96,582	186,604
Net Increase (Decrease) in Cash and Cash Equivalents	(265,214)	7,452
Cash and Cash Equivalents - Beginning of Period	896,531	961,171
Cash and Cash Equivalents - End of Period	631,317	968,623

We used $331,488 of cash from our operating activities during the six months ended June 30, 2007 as compared to $209,689 provided during the six months ended June 30, 2006.  The difference of $541,177 is mainly attributable to the following factors: (1) Net loss for the six months ended June 30, 2007 of $470,812; (2) Decrease in accounts payable of $54,953

These uses of funds were offset by an increase in accrued expenses of $139,322 and non-cash items of $97,433.

We used $42,721 in cash from our investing activities during the six months ended June 30, 2007, as compared to $274,435 used in the prior period ending June 30, 2006.  These funds were used for the purchase of fixed assets.

We provided a net $96,582 from financing activities during the six-month period ended June 30, 2007 as compared to a use of $186,604 during the six months ended June 30, 2006.  The change is due to proceeds of $209,898 from new loans and payments of $148,634 on our long-term debt obligations.

Balance Sheet Items

As of June 30, 2007, we had total current assets of $1,002,727, as compared to $1,230,497 as of June 30, 2006.  Our total assets as of June 30, 2007 were $3,182,713 as compared to $3,346,736 as of June 30, 2006.  We had total current liabilities of $3,649,194 as of June 30, 2007 as compared to $2,195,174 as of June 30, 2006, and we had total liabilities of $4,031,093 as of June 30, 2007 as compared to $2,337,748 as of June 30, 2006.

This increase in total liabilities is primarily due to new loans of $992,965 and increases in accrued expenses.

As of  June 30, 2007, our total Stockholders’ Equity (deficit) was $(848,380) as compared to $1,008,988 at June 30, 2006.  This was due to net losses from operations.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services tax liability by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability, we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.

We had cash and cash equivalents of approximately $631,317 as of June 30, 2007 and we had short-term liabilities in the amount of $3,649,194, as well as long-term liabilities in the amount of $381,899 as of June 30, 2007.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

Although we had net losses of $(470,816), an accumulated deficit of $(2,360,879) and negative working capital of $(2,646,467) at June 30, 2007, material factors of the Company’s cumulative operating losses were (1) an increase in interest expense of $105,693 due to new borrowings at June 30, 2007, and (2) a one-time non-cash charge of $340,400 taken in 2005 for the inducement of the Keyano note holders to convert their notes to stock.  At June 30, 2007, we used $(331,488) of cash in our operations.

The Company believes that all or a portion of the municipal services taxes, through negotiation, may be settled at a lower amount than is calculated in the financial statements.  Such settlements may be structured in installments that may be extended over up to a ten-year period.  Such a settlement and extended payment schedule would substantially improve the Company’s working capital position.  However, we cannot provide assurances that such negotiations will yield a lower settlement.

If we are unable to successfully restructure our municipal services tax liability, or if we are required to make any material and unplanned expenditures during the next twelve months, the Company believes that it can raise additional capital in the equity markets through private placements in order to meet its short-term cash requirements. The Company believes that such equity funding could also be used to liquidate all or a portion of the Company’s current bank loans, pay accrued municipal services taxes or pay other operating expenses.  However, we can provide no assurances that we will be able to raise additional capital in the equity markets on favorable terms, if at all or on a timely basis.

On February 27, 2006, we completed an acquisition transaction with ATN whereby we acquired 400,000 shares of ATN common stock, constituting 80% of ATN’s issued and outstanding capital stock, from the two stockholders of ATN in exchange for 2,000,000 shares of our common stock.  Upon the consummation of such share exchange, the two stockholders of ATN became holders of approximately 23.72% of our outstanding common stock in the aggregate and ATN became our majority-owned subsidiary.

As of June 30, 2007, we had cash assets of $631,317 and total assets of $3,182,713 as compared to cash assets of $968,623 and total assets of $3,346,736 as of June 30, 2006.  This decrease is primarily due to the use of cash in our operation.  Additional purchases of fixed assets during the three months ended June 30, 2007 totaled $54,708.  We have a negative working capital of $(2,646,467) at June 30, 2007, of which $2,166,085 relates to disputed municipal taxes in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed with an approximate average rate of 25.7% per year.  The balance of the loans at June 30, 2007 was $711,164.

Long-Term Debt

On April 17, 2006, the Company closed on a real estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participações Ltda.’s executive offices.  The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 12%.

In August, 2006, the Company purchased new computer equipment from DELL Brazil.  The equipment valued at approximately $38,395 is financed over a three-year period at 14.4% per year.

In August, 2006, the Company borrowed a working capital loan from Banco Bradesco.  The loan is valued at approximately $93,100 and is payable in 24 monthly installments at 2.7% per month, commencing September 17, 2006.  The loan is guaranteed by a promissory note signed by ATN’s directors.  In June, 2007, this loan was refinanced for approximately $141,500 and is payable in 24 monthly installments at 2.7% per month.

In September, 2006, the Company purchased new furniture.  The furniture valued at approximately $112,161  is financed over a five-year period at 5.69% per year plus the inflation index.  The loan is payable in 48 monthly installments commencing October 8, 2007.  The loan is secured by the furniture.

In January, 2007, the Company purchased new computer equipment from DELL Brazil.  The equipment valued at approximately $30,273 is financed over a two year period at 12.84% per year.

In February, 2007, the Company purchased a new vehicle valued at approximately $32,675.  The Company paid cash in the amount of $26,500 and financed the remaining balance.  The loan is payable in 20 monthly installments at 0% interest.

In June, 2007, the Company purchased a new vehicle valued at approximately $25,000.  The Company paid cash in the amount of $13,000 and financed the remaining balance.  The loan is payable in 38 monthly installments at 0% interest.

During the quarter ended June 30, 2007, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $21,664 is financed over a two year period at 12.84% per year.

In June,  2007, the Company renewed two working capital loans with Caixa Economica in the amounts of $72,682 and $31,149.  The loans are payable in 24 monthly installments at an interest rate of 32.76% per year

An analysis of the current and long-term portion of the debt at June 30, 2007 is as follows:

Total loans outstanding

$ 575,078

Less:  current portion

$ 193,179

Long-term portion

$ 381,899

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

ITEMS 3 AND 3A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Elie Saltoun, our Chairman, CEO and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, Mr. Saltoun concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 2.

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2007 that were not previously disclosed in a report that was filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of fiscal year 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

EXHIBITS.

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

DATED:  August 20, 2007

LEXICON UNITED INCORPORATED

By: /s/ Elie Saltoun
Elie Saltoun

Chief Executive Officer,

President and Treasurer

EXHIBIT INDEX

Exhibit

Number

Description

31.1

Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.