Form 10QSB
period 2007-09-30
LEXICON UNITED INC
filed 2007-11-06
CIK 1158201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,456,250

Transitional Small Business Disclosure Format (check one):         Yes ☐             No ☒

PART I

ITEM 1.

FINANCIAL STATEMENTS.

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 509,889	$ 896,531
Accounts Receivable	248,155	198,236
Other receivables	155,895	95,929
Prepaid expenses	-	2,187
Total current assets	913,939	1,192,883

FIXED ASSETS
Equipment, net of accumulated depreciation of $417,647 and
$273,845 at September 30, 2007 and December 31, 2006, respectively	715,936	581,633

OTHER ASSETS
Customer Lists, net of amortization of $89,901 and $51,372 at
September 30, 2007 and December 31, 2006, respectively	423,832	462,361
Tradenames, net of amortization of $38,530 and $22,017 at
September 30, 2007 and December 31, 2006, respectively	181,641	198,154
Goodwill	853,141	853,141
Total other assets	1,458,614	1,513,656

TOTAL ASSETS	$ 3,088,489	$ 3,288,172

CURRENT LIABILITIES
Loans payable to banks	$ 741,423	$ 621,052
Current portion of long term debt	174,953	76,254
Accounts Payable	130,663	191,528
Due to Related Party	56,012	-
Accrued Expenses	476,128	235,496
Accrued Municipal Service Taxes	1,903,981	1,637,618
Accrued Payroll	198,369	170,618
Accrued Employee Benefits	166,568	143,266

Total Current Liabilities	3,848,097	3,075,832

LONG TERM LIABILITIES
Long term debt	394,092	329,712

Total Long Term Liabilities	394,092	329,712

TOTAL LIABILITIES	4,242,189	3,405,544

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized,
8,456,250 issued and outstanding at September 30, 2007 and December 31, 2006 respectively	8,456	8,456
Paid in capital	1,903,194	1,903,194
Accumulated deficit	(2,535,564)	(1,890,063)
Accumulated other comprehensive loss	(529,786)	(138,959)
Total Stockholders' Equity (deficit)	(1,153,700)	(117,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,088,489	$ 3,288,172

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
REVENUE
Service revenue	$ 785,090	$ 687,668	$ 2,053,775	$ 2,009,669

COST OF SERVICES	495,525	404,916	1,342,970	1,143,254

GROSS PROFIT	289,565	282,752	710,805	866,415

COSTS AND EXPENSES
Selling, general and administrative	297,708	316,543	936,130	972,288
Interest expense	99,478	38,062	244,325	77,216
Depreciation	34,366	22,665	91,782	60,222
Amortization	18,348	18,348	55,042	55,043
Rental expenses	8,678	11,905	26,514	36,365
Other taxes	10,093	9,402	29,840	23,442
Total costs and expenses	468,671	416,925	1,383,633	1,224,576

OPERATING INCOME (LOSS)	(179,106)	(134,173)	(672,828)	(358,161)

OTHER INCOME(EXPENSE)
Interest income	6,430	10,917	20,817	30,866
Net Financial Revenue	1,943	(4,236)	10,462	3,698
Miscellaneous	-	-	-	(24)
	8,373	6,681	31,279	34,540

LOSS BEFORE INCOME TAX AND SOCIAL CONTRIBUTION	(170,733)	(127,492)	(641,549)	(323,621)

Income tax and social contribution	3,950	-	3,950	3,335

NET LOSS	$ (174,683)	$ (127,492)	$ (645,499)	$ (326,956)

NET LOSS PER COMMON SHARE	$ (0.02)	$ (0.02)	$ (0.08)	$ (0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,456,250	8,456,250	8,456,250	8,456,250

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (645,499)	$ (326,956)
Noncash items included in net loss
Depreciation and amortization	99,400	77,272
Amortization of intangibles	55,042	55,043
Decrease (increase) in assets:
Accounts receivable	(17,677)	35,323
Other receivables	(44,363)	(26,959)
Prepaid expenses	2,542	6,221

Increase (decrease) in liabilities:
Accounts payable	(91,614)	238,868
Accrued expenses	210,111	110,817

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(432,058)	169,629

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(47,952)	(513,270)
Short-term investments	-	(27,893)

NET CASH USED IN INVESTING ACTIVITIES	(47,952)	(541,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	56,012	-
Net change in bank loans	6,076	477,539
Proceeds from new loans	224,689	-
Payment of loans	(205,830)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,947	477,539

EFFECT OF EXCHANGE RATE OF CASH	12,422	(107,983)

NET DECREASE IN CASH	(386,641)	(2,428)

CASH, beginning of period	896,531	961,171

CASH, end of period	$ 509,890	$ 958,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 244,325	$ 77,216

NON-CASH ACTIVITIES
Notes payable incurred for purchase of fixed assets	$ 91,470	$ -

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2006 filed May 18, 2007.

NOTE B – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated and its 80% owned subsidiary, ATN Capital E Participacoes Ltda.  All material intercompany transactions have been eliminated in consolidation.

NOTE C – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,535,564 since inception and the Company has a negative working capital of $2,934,158. .  The Company  seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D – PURCHASE OF FIXED ASSETS

During the quarter ended September 30, 2007, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $15,410 is financed over a three year period at 12.36% per year.

NOTE E – NOTES PAYABLE

During the quarter ended Sept 30, 2007, the Company borrowed a working capital loan from Santander in the amount of $48,942.  The loan is payable in 18 monthly installments at an interest rate of 36.87% per year

NOTE F – RELATED PARTY

During the quarter ended September 30, 2007, an additional loan in the approximate amount of $30,054 was made to the Company by an officer, bringing total related party loans to $56,012.  The loans are unsecured, bear interest at a rate of 2% per month, and have no specific repayment terms..

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

  our potential inability to raise additional capital;

  our potential inability to obtain the right to develop our target markets or to exploit the rights currently held by us;

  our potential inability to compete with other finance companies that may be more experienced and better capitalized than us;

  changes in domestic and foreign laws, regulations and taxes;

  changes in economic conditions;

  lack of resources compared to our competitors;

  uncertainties and risks related to the legal systems and economics in our target markets, including Brazil’s legal system and economic, political and social events in Brazil and other target markets;

  fluctuations in currency exchange rates;

  the effects of any applicable currency restrictions, including any restrictions on the repatriation of funds back to the United States;

  a general economic downturn or a downturn in the securities markets;

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

  “ATN” are to ATN Capital E Participações Ltda

  “Brazil” are to the Federative Republic of Brazil;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

  “Real,” “R$,” and “Reais” are to the legal currency of Brazil;

  the “SEC” or the “Commission” are to the United States Securities and Exchange Commission;

  the “Securities Act” are to Securities Act of 1933, as amended; and

  the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt.  Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established.  We are then entitled to a commission on the agreed settlement.  We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors.  During 2007 our average fee was approximately 15%.  We do not acquire accounts receivable for our own account.  Our services are limited to managing the recovery of accounts receivable for our third-party clients.

Uncertainties that Affect our Financial Condition

We have approximately fifteen clients, but we relied on five major clients for approximately 67% of our income during 2007.  Revenues from our major clients Ativos, HSBC Bank, , Leader, Unicard and C&A during the first  three quarters of 2007 constituted approximately 17%, 16%, 15%, 10% and 9% of our total revenues, respectively.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these clients were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.  The number of major clients on whom we rely has remained the same for fiscal years 2006 and 2007.  During fiscal year 2007, no one customer has been responsible for more than 20% of our revenues .

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

Charged-off receivables accounted for more approximately 99% of our business in 2007, while semi-performing and performing receivables each accounted for less than 1% of our business in the period.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

The following table summarizes the results of our operations during the three-month period ended September 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the third fiscal quarter of 2007 to the same period of 2006.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$785,090	$687,668	97,422	14.2
Net loss	(174,683)	(127,492)	(47,191)	(37.0)
Cost of Services	495,525	404,916	90,609	22.4
Selling, General and Administrative Expense	297,708	316,543	(18,835)	(6.0)
Interest Expense	99,478	38,062	61,416	161.4
Loss per common share	(.02)	$ (.02)	-	-

Revenues.  We had revenues of $785,090 in the three-month period ending September 30, 2007, compared to revenues of $687,668 during the same period in 2006.  Our revenues increased $97,422 or 14.2% in the three-month period ending September 30, 2007 primarily due to an increase in collections offset by an increase in service revenues taxes.

Net Loss.  During the three-month period ending September 30, 2007 we incurred a net loss of $(174,683) compared with $(127,492) for the same period in the prior year.  This loss is primarily attributable to increased expenses as described below.

Cost of Services.  Our cost of services for the three-month period ending September 30, 2007 were $495,525 as compared to $404,916 during the same period in 2006.  This increase of $90,609 or 22.4% is primarily the result of increased salaries and related expenses  offset by a decrease in postal/mail expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $18,835, or 6.0%, to $297,708 in the three-month period ending September 30, 2007 compared to $316,543 in the same period in 2006. The decrease is primarily due to a decrease in agreement losses and legal services offset by increases in software rent and employee benefit expenses

Interest Expense. Interest expense in the three-month period ending September 30, 2007 was $99,478 and interest expense in the same period of 2006 was $38,062.  Interest expense increased $61,416 or 161.4% in the three-month period ending September 30, 2007 mainly due to increased borrowings over the past year.

Loss per Common Share. Loss per common share for the three-month period ending September 30, 2007 was $(.02) as compared to a loss of $(.02) during the same period of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

The following table summarizes the results of our operations during the nine-month period ended September 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the third fiscal quarter of 2007 to the same period of 2006.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	2,053,775	2,009,669	44,106	2.2
Net loss	(645,499)	(326,956)	(318,543)	(97.4)
Cost of Services	1,342,970	1,143,254	199,716	17.5
Selling, General and Administrative Expense	936,130	972,288	(36,158)	(3.7)
Interest Expense	244,325	77,216	167,109	216.4
Loss per common share	(.08)	(.04)	(.04)	(100.0)

Revenues.  We had revenues of $2,053,775 in the nine-month period ending September 30, 2007, compared to revenues of $2,009,669 during the same period in 2006.  Our revenues increased $44,106 or 2.2% in the nine-month period ending September 30, 2007 primarily due to an increase in collections.

Net Loss.  During the nine-month period ending September 30, 2007 we incurred a net loss of $(645,499) compared with $(326,956) for the same period in the prior year.  This loss is primarily due to an increase in expenses as described below.

Cost of Services.  Our cost of services for the nine-month period ending September 30, 2007 was $1,342,970 as compared to $1,143,254 during the same period in 2006.  This increase of $199,716 or 17.5% is primarily the result of increased  salaries, salary related expenses and mail/postal expenses].

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $(36,158), or 3.7%, to $936,130 in the nine-month period ending September 30, 2007 compared to $972,288 in the same period in 2006. The decrease is primarily due to a decrease in agreement losses and legal services offset by an increase in software rent, communication expenses and professional fees and other administrative expenses

Interest Expense. Interest expense in the nine-month period ending September 30, 2007 was $244,325 and interest expense in the same period of 2006 was $77,216.  Interest expense increased $167,109 or 216.4% in the nine-month period ending September 30, 2007 mainly due to the increase of new borrowings over the past year.

Loss per Common Share. Loss per common share for the nine-month period ending September 30, 2007 was $(.08) as compared to a loss of $(.04) during the same period of 2006.  This increase in the loss per share is due to the increased loss for the period ended September 30, 2007.

Cash Flow Items

The following table provides the statements of net cash flows for the nine-month period ended September 30, 2007:

	Nine Months Ended September 30,
	2007	2006
Net Cash Provided By (used in) Operating Activities	(432,058)	169,629
Net Cash Used in Investing Activities	(47,952)	(541,613)
Net Cash Provided by Financing Activities	80,947	477,539
Net Decrease in Cash and Cash Equivalents	(386,641)	(2.428)
Cash and Cash Equivalents - Beginning of Period	896,531	961,171
Cash and Cash Equivalents - End of Period	509,890	958,743

We used $432,058 of cash from our operating activities during the nine months ended September 30, 2007 as compared to $169,629 cash provided during the nine months ended September 30, 2006.  The difference of $601,687 is mainly attributable to the following factors: (1) Net loss for the nine months ended September 30, 2007 of $645,499 and a decrease in accounts payable of $91,614.  These uses of funds were offset by an increase in accrued expenses of $210,111 and non-cash items of $154,442.

We used $47,952 in cash from our investing activities during the nine months ended September 30, 2007, as compared to $541,613 used in the prior period ending September 30, 2006.  These funds were used for the purchase of fixed assets.

We provided a net $80,947 from financing activities during the nine-month period ended September 30, 2007 as compared to 477,539 during the nine months ended September 30, 2006.  The change is due to a decrease in new borrowings by $190,762 and payments of $205,830 on our long –term debt obligations.

Balance Sheet Items

As of September 30, 2007, we had total current assets of $913,939, as compared to $1,283,141 as of September 30, 2006.  Our total assets as of September 30, 2007 were $3,088,489 as compared to $3,568,999 as of September 30, 2006.  We had total current liabilities of $3,848,097 as of September 30, 2007 as compared to $2,405,510 as of September 30, 2006, and we had total liabilities of $4,242,189 as of September 30, 2007 as compared to $2,717,775 as of September 30, 2006.

This increase in total liabilities is primarily due to new loans of $639,149 and increases in accrued expenses.

As of September 30, 2007, our total Stockholders’ Equity (deficit) was $(1,153,700) as compared to $851,224 at September 30, 2006.  This was due to net losses from operations.

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

We had cash and cash equivalents of approximately $509,889 as of September 30, 2007 and we had short-term liabilities in the amount of $3,848,097, as well as long-term liabilities in the amount of $394,092 as of September 30, 2007.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

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

As of September 30, 2007, we had cash assets of $509,889 and total assets of $3,088,489 as compared to cash assets of $958,743 and total assets of $3,568,999 as of September 30, 2006.  This decrease is primarily due to the use of cash in our operation.  Additional purchases of fixed assets during the three months ended September 30, 2007 totaled $21,029.  We have a $(2,934,158) negative working capital at September 30, 2007, of which $2,268,918 relates to disputed municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed with an approximate average rate of 25.7% per year.  The balance of the loans at September 30, 2007 was $741,423.

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

In June, 2007, the Company renewed two working capital loans with Caixa Economica in the amounts of $72,682 and $31,149.  The loans are payable in 24 monthly installments at an interest rate of 32.76% per year

During the quarter ended September 30, 2007, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $15,410 is financed over a three year period at 12.36%

In September, 2007 the Company borrowed a working capital loan from Santander in the amount of $48,942.  The loan is payable in 18 monthly installments at an interest rate of 36.87% per year.

An analysis of the current and long-term portion of the debt at September 30, 2007 is as follows:

Total loans outstanding	$ 569,045
Less: current portion	$ 174,953
Long-term portion	$ 394,092

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

ITEMS 3 AND 3A (T).  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Elie Saltoun, our Chairman, CEO and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, Mr. Saltoun concluded that as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 2.

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2007 that were not previously disclosed in a report that was filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the third quarter of fiscal year 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

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

DATED:  November 5, 2007

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