Form 10KSB
period 2007-12-31
LEXICON UNITED INC
filed 2008-04-15
CIK 1158201

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year from __________________ to __________________

Commission File No. 000-33131

LEXICON UNITED INCORPORATED
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

Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year are $2,825,927.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2007 was approximately $5,731,200.

The number of shares outstanding of the issuer's common stock as of April 15, 2007 is 8,456,250.

TABLE OF CONTENTS [repaginate]

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

When used in this report, the terms “Lexicon,” “Company,” “we,” “our,” and “us” refer to Lexicon United Incorporated.

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

We derive our revenues primarily from collection of distressed debt by entering into non-binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. Our average fee was approximately 15% during the fiscal year ended December 31, 2007 and 2006. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.

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

Major Customers

We have approximately 15 clients. However, we rely on four major clients for approximately 58.23% or our income. During fiscal year 2007 revenues from our clients Ativos, HSBC Bank, Banco IBI, and Leader constituted approximately 16.44%, 16.59%, 10.05%, and 15.16% of our total revenues, respectively. None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

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

As of April 1, 2008, we had a total of approximately 120 full-time employees. Our employees are not represented by a labor union. We believe that our relations with our employees are satisfactory.

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

Financial Risks

We only have approximately $467,195 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs.

As of December 31, 2007, we had approximately $467,195 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

Following the end of the year ended December 31, 2007, we borrowed $1,000,000 from a company controlled by an affiliate of the Company.

 In February 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms-length basis between the parties. The Company may not produce sufficient cash flow to repay this loan and/or the Company may not be able to negotiate reasonable terms for repayment which can allow the repayment of the loan from the Company’s cash flow. In either event, the Company’s financial viability may be jeopardized which could seriously impact the value of your ownership interest.

Risks Relating To Our Business

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

We have incurred net losses of $135,182 in 2007 and $1,264,576 in 2006 and an accumulated deficit of $2,025,245 and has a negative working capital of $2,579,733 at December 31, 2007. There can be no assurances that we will be able to operate profitably in the future. In the event that we are not successful in implementing its business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

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

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We anticipate that it will be necessary to invest in technology in the future to remain competitive. During the fiscal years ended December 31, 2007 and 2006, we invested approximately $182,000 and $40,000 in technology, respectively. We expect that in future years we will have to invest similar amounts in technology. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

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

For the years ended December 31, 2007 and 2006, we derived approximately 100 percent of our revenue from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

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

We rely on foue major clients for a significant portion of our revenues. The loss of these customers as our clients or their failure to pay us could reduce revenues and adversely affect the results of our operations.

We have approximately 15 clients. However, in the fiscal year ended December 31, 2007 we relied on four major clients for approximately 58.23% or our income. Revenues from our clients Ativos, HSBC Bank, Banco IBI, and Leader constituted approximately 16.44%, 16.59%, 10.05%, and 15.16% of our total revenues, respectively. None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed. The number of major clients on whom we rely has decreased from five during fiscal year 2006 to four during fiscal year 2007. During fiscal year 2007, no one customer was responsible for more than 17% our revenues during this period.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of April 1, 2008, we had outstanding  8,456,250 shares of common stock. Accordingly, we have 31,543,750 shares of common stock available for future sale.

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

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Price

Our common shares commenced trading on the Over-the-Counter Bulletin Board (OTCBB) on October 19, 2007 under the symbol “LXUN.OB”. The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock.

Common Stock	High	Low
2007
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.35

Holders

As of April 1, 2008, our common stock was held by approximately 100 stockholders of record. The issued and outstanding shares of Lexicon’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulations S and D promulgated under the Securities Act.

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

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. Our average fee was approximately 15% during the fiscal year ended December 31, 2007 and 2006. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.
Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with US generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require our management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes our critical accounting policies and estimates are those related to revenue recognition and the valuation of goodwill and intangible assets. Management believes these policies to be critical because they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. Our average fee was approximately 15% during the fiscal years ended December 31, 2007 and 2006. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.

Valuation of Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to compare the fair values of goodwill and other intangible assets to their carrying amounts. If the fair value is less than the carrying value, an impairment loss is recognized. The Company had an independent valuation performed of its goodwill, customer lists and trademarks as of December 31, 2007.

Based upon this valuation, we believe that, as of December 31, 2007, there is no impairment loss of goodwill or other intangible assets and an adjustment to the carrying values of the assets is not required.

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

Uncertainties that Affect our Financial Condition

We have approximately 15 clients. However, in the fiscal year ended December 31, 2007 we relied on four major clients for approximately 58.23% or our income. Revenues from our clients Ativos, HSBC Bank, Banco IBI, and Leader constituted approximately 16.44%, 16.59%, 10.05%, and 15.16% of our total revenues, respectively. None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed. The number of major clients on whom we rely has decreased from five during fiscal year 2006 to four during fiscal year 2007. During fiscal year 2007, no one customer was responsible for more than 17% our revenues during this period.

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

Charged-off receivables accounted for more approximately 99% of our business in 2007, while semi-performing and performing receivables each accounted or less than 1% of our business in the period.

Our acquisition of ATN and its operations has had a large impact on our costs and our Management resources. Prior to our acquisition of ATN in February 2006, we were a shell company with no revenues. Accordingly, our Management dedicated only 25% of their time to our business and our general and administrative expenses were minor and related only to fulfilling our duties as a public company. Since our acquisition of ATN, our revenues have increased from $0 revenues in fiscal year 2005 to $2,825,927 in fiscal year 2007. However, our cost of sales have increased from $0 for fiscal year 2005 to $1,945,827 for fiscal year 2007, primarily due to increased expenses for salaries, telegraph and mail, and taxes. Rather than dedicating only 25% of his time to our business, our President and Chief Executive Officer, Elie Saltoun, now dedicates 80% of his time to the management of our company. We have updated our IT infrastructure and we are ready to support the acquisition and the handling up to 2,500,000 cases per month.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

The following table summarizes the results of our operations during the year ended December 31, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2007 to the same period of 2006.

	12/31/07	12/31/06	Diff.	% Change

Revenues	2,825,927	2,512,205	313,722	12.49
Cost of Services	1,945,827	1,901,898	43,929	2.31
Selling, General and Administrative Expense	491,036	1,447,267	(956,231)	(66.07)
Interest expense	360,263	108,893	251,370	230.84
Other expense	203,096	363,127	(160,031)	44.07
Interest income	39,113	44,404	(5,291)	11.92
Net loss	(135,182)	(1,264,576)	1,129,394	89.31
Loss per common share	(0.02)	(0.16)	0.14	87.50

We had revenues of $2,825,927 in year ended December 31, 2007, compared to revenues of $2,512,205 during the same period in 2006.  Our revenues increased $313,722 or 12.49% in the year ended December 31, 2007 primarily due to an increase in collections.

Our cost of services for the year ended December 31, 2007 was $1,945,827 as compared to $1,901,898 during the same period in 2006.  This increase of $43,929 or 2.31% is primarily the result of increased salaries, salary related expenses and transport expenses offset by a decrease in mail/postal expenses.

Selling, general and administrative expenses decreased by $(956,231), or 66.07%, to $491,036 in the year ended December 31, 2007 compared to $1,447,267 in the same period in 2006. The change is primarily due to the successful negotiations with the Brazilian authorities to favorably settle previously recorded taxes approximating $934,001. The change is also the result of a decrease in agreement losses and legal services offset by an increase in software rent, communication expenses and professional fees and other administrative expenses

Interest expense for the year ended December 31, 2007 was $360,263 compared to $108,893 for the same period of 2006.  Interest expense increased $251,370 or 230.84% in the year ended December 31, 2007 mainly due to the increase of new borrowings over the past year.

During year ended December 31, 2007 we incurred a net loss of $(135,182) compared with $(1,264,576) for the same period in the prior year.  This change is primarily attributable to an adjustment of the provision for municipal taxes of $934,001, increased revenues from collections of $313,722 offset by increased expenses as described above.

Loss per common share for the year ended December 31, 2007 was $(.02) as compared to a loss of $(.16) during the same period of 2006.  This decrease in the loss per share is due to the decreased loss for the year ended December 31, 2007.

Cash Flow Items

The following table provides the statements of net cash flows for the year ended December 31, 2007:

	Year Ended December
	2007	2006
Net Cash Provided By (used in) Operating Activities	(581,067)	(202,164)
Net Cash Used in Investing Activities	(52,936)	(154,159)
Net Cash Provided by Financing Activities	179,097	451,004
Net Decrease in Cash and Cash Equivalents	(429,336)	(44,278)
Cash and Cash Equivalents - Beginning of Period	896,531	940,809
Cash and Cash Equivalents - End of Period	467,195	896,531

We used $581,067 of cash from our operating activities during the year ended December 31, 2007 as compared to $202,164 cash used during the year ended December 31, 2006.  The difference of $378,903 is mainly attributable to the following factors: (1) a decrease in accrued municipal service and payroll related taxes of $393,443 offset by an increase in accrued expenses of $242,985, increases in receivables of $119,235 and increases in non-cash items of $801,278, primarily due to the settlement of the provision for municipal taxes.

We used $52,936 in cash from our investing activities during the year ended December 31, 2007, as compared to $154,159 used in the prior year ending December 31, 2006.  These funds were used for the purchase of fixed assets.

We provided a net $179,097 from financing activities during the year ended December 31, 2007 as compared to $451,004 during year ended December 31, 2006.  The change is due to a increase in new borrowings by $55,578 and payments of $454,417 on our long –term debt obligations.

Balance Sheet Items

As of December 31 2007, we had total current assets of $963,941, as compared to $1,192,883 as of December 31, 2006.  Our total assets as of December 31, 2007 were $3,144,733 as compared to $3,288,172 as of December 31, 2006.  We had total current liabilities of $3,543,674 as of December 31, 2007 as compared to $3,075,832 as of December 31, 2006, and we had total liabilities of $3,896,672 as of December 31, 2007 as compared to $3,405,544 as of December 31, 2006.

This increase in total liabilities is primarily due to new loans of $466,571 and increases in accrued expenses.

As of December 31, 2007, our total Stockholders’ Deficit was $751,939 as compared to $117,372 at December 31, 2006.  This was due to net losses from operations of $135,182 and exchange rate losses of $499,385.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.

We had cash and cash equivalents of approximately $467,195 as of December 31, 2007 and we had short-term liabilities in the amount of $3,543,674, as well as long-term liabilities in the amount of $352,998 as of December 31, 2007.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

During 2007, the Company successfully negotiated with Brazilian authorities to favorably settle previously recorded municipal service taxes of $730,000. In addition, the company further evaluated related payroll tax provisions and reduced same by approximately $200,000.

If we are required to make any material and unplanned expenditures during the next twelve months, the Company believes that it can raise additional capital in the equity markets through private placements in order to meet its short-term cash requirements. The Company believes that such equity funding could also be used to liquidate all or a portion of the Company’s current bank loans or pay other operating expenses.  However, we can provide no assurances that we will be able to raise additional capital in the equity markets on favorable terms, if at all or on a timely basis.

As of December 31, 2007, we had cash assets of $467,195 and total assets of $3,144,733 as compared to cash assets of $896,531 and total assets of $3,288,172 as of December 31, 2006.  This decrease is primarily due to the use of cash in our operation.  Additional purchases of fixed assets during the year ended December 31, 2007 totaled $278,531.  We have a $2,579,733 negative working capital at December 31, 2007, of which $1,707,598 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Following the close of the fiscal year ended December 31, 2007, in February 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms-length basis between the parties. There is no guarantee that Company will produce sufficient cash flow to repay this loan and/or the Company may not be able to negotiate reasonable terms for repayment which can allow the repayment of the loan from the Company’s cash flow.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 9,6% to 12.84% per year.  The balance of the loans at December 31, 2007 was $491,474.

Long-Term Debt

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $189,500 is financed over a three year period at rates ranging from 12% to 12.84% per year. The balance of the loan at December 31, 2007 is $78,835

In June, 2007, the Company refinanced a working capital loan from Banco Bradesco. The loan is valued at approximately $114,000 and is payable in 24 monthly installments at 2.6% per month, commencing July, 2007. The loan is guaranteed by a promissory note signed by ATN’s directors. At December 31, 2007, the balance is $80,939.

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments at 2.73% per month, commencing July, 2007. The loans are guaranteed by a promissory note signed by ATN’s directors. At December 31, 2007, the balance is $91,052.

In September, 2007 the Company borrowed a working capital loan from Santander in the amount of $48,942. The loan is valued at approximately $51,000 and is payable in 16 monthly installments at an interest rate of 46.8% per year. The loan is guaranteed by a promissory note signed by ATN’s directors. At December 31, 2007, the balance is $41,182.

An analysis of the current and long-term portion of the debt at December 31, 2007 is as follows:

Total loans outstanding	$623,601
Less: current portion	$270,603
Long-term portion	$352,998

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

ITEM 7. FINANCIAL STATEMENTS

See pages F-1 et. seq.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")_) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)      require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company;

(iii)      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of the year ended December 31, 2007 is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations except as to the estimation of municipal service taxes and estimation of payroll taxes and related liabilities. The Company will continue to strengthen controls in this area during 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 8B. OTHER INFORMATION.

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

Name	Age	Positions Held	Experience
Elie Saltoun	68	Chief Executive Officer, President and Treasurer since November 2004
Elie Saltoun has served as our Chief Executive Officer, President and Treasurer, and as the Chairman of our board of directors since November 2004. Mr. Saltoun also served as our Secretary from July 2001 until he resigned to assume his current role with our Company. Since May 2005, Mr. Saltoun has also acted as a principal of Keyano Invest Inc., a corporate consulting firm based in Brazil. Mr. Saltoun is an expert at structuring complex foreign debt recoveries and debt to equity transactions. He has successfully coordinated the use and conversion of past due unpaid sovereign debt into equity in privatized Brazilian State-owned companies, and has supervised the purchase and swap of unpaid obligations from a State-owned reinsurance organization.

Jeffrey Nunez	46	Secretary since November 2004
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

Omar Malheiro Silva Araújo	53	President, Chief Executive Officer and director of ATN since April 1997
Mr. Araújo has been the President, Chief Executive Officer and director of our subsidiary ATN since April 1997. Mr. Araújo is the co-founder of ATN. From 1991 to 1997, Mr. Araújo served as the Chief Financial Officer and director of Cartao Unibanco Visa where he supervised the cash flow of the credit card division. Mr. Araújo has a MBA in Finance.

Manuel da Costa Fraguas	60	General Manager and director of ATN since April 1997	Mr. Fraguas has been the General Manager and director of our subsidiary ATN since its inception on April 1997. Mr. Fraguas is the co-founder of ATN. Mr. Fraguas has a master in Production Engineering.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Mr. Saltoun devotes approximately 80% of his business time to our affairs with the remaining time being spent on the affairs of Keyano Invest Inc. Mr. Nunez devotes approximately 70% of his time to our affairs with the remaining time being spent on the affairs of Broad Street Capital. Each of Mr. Araújo and Fraguas devotes 100% of his business time to the operation and business of our subsidiary ATN.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2007, Elie Saltoun and Jeffrey Nunez each failed to make the required filings under Section 16(a). These officers have indicated that they intend to make the required filings promptly after the filing of this Form 10-KSB.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Elie Saltoun CEO	2007	0	0	0	0	0	0	0	0
Jeffrey Nunez Secretary	2007	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

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

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2008 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]		Percent of Class[2]
Common Stock $0.001 par value	Omar Malheiro Silva Araújo 177 Av. Rio Branco, 7th Floor Rio de Janeiro, Brazil 20040-007	President, Chief Executive Officer and director of ATN	1,400,000		16.56%
Common Stock $0.001 par value	Manuel da Costa Fraguas 177 Av. Rio Branco, 7th Floor Rio de Janeiro, Brazil 20040-007	General Manager and director of ATN	600,000		7.10%
Common Stock $0.001 par value	Keyano Invest Inc. C/o VP Bank attention Mr. Diego Piccoli Bleicherweg 50 CH 8039 Zurich Switzerland		5,818,750	[3]	68.81%
Common Stock $0.001 par value	Elie Saltoun 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	President, CEO, Treasurer and Director	5,818,750	[3]	68.81%
Common Stock $0.001 par value	Jeffrey Nunez 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	Secretary and Director	250,000		2.96%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		6,068,751		71.77%

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

Based on 8,456,250 shares of our Common Stock outstanding as of April 1, 2008.

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

Item 13. EXHIBITS.

The following exhibits are filed with this report. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $44,800 and $36,660, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $26,400 and $25,613, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2007 and the quarterly reviews for the subsequent fiscal quarters of 2007 through the review for the quarter ended September 30, 2008 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2008

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer,
President and Treasurer

LEXICON UNITED INCORPORATED AND SUBSIDIARY

FINANCIAL STATEMENTS

FOR THE TWO YEARS ENDED
DECEMBER 31, 2007 AND 2006

Table of Contents

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 5

Consolidated Statements of Stockholders’ Equity (Deficit)	F 4

Notes to Financial Statements	F 7

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
Austin, TX

We have audited the accompanying consolidated balance sheets of Lexicon United Incorporated and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company incurred net losses of $135,182 and $1,264,576 for the years ended December 31, 2007 and 2006, respectively, and has an accumulated deficit of $2,025,245 and negative working capital of $2,579,733 at December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 14, 2008

F 1

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$467,195	$896,531
Accounts receivable	288,588	198,236
Other receivables	205,013	95,929
Prepaid expenses	3,145	2,187
Total current assets	963,941	1,192,883

FIXED ASSETS
Building, equipment, and leasehold improvements, net of accumulated depreciation of $471,766 and $273,845 in 2007 and 2006, respectively	740,525	581,633

OTHER ASSETS
Customer Lists, net of amortization of $102,744 and $51,372 in 2007 and 2006, respectively	410,989	462,361
Tradenames, net of amortization of $44,034 and $22,017 in 2007 and 2006, respectively	176,137	198,154
Goodwill	853,141	853,141
Total other assets	1,440,267	1,513,656

TOTAL ASSETS	$3,144,733	$3,288,172

CURRENT LIABILITIES
Loans payable to banks	$491,474	$408,302
Current portion of long term debt	270,603	76,254
Bank Overdrafts	378,514	212,750
Accounts Payable	176,022	191,528
Loans payable to officer	52,504	-
Accrued Expenses	466,959	235,496
Accrued Municipal Service Taxes	159,841	625,963
Accrued Payroll and related taxes	1,366,938	1,175,317
Accrued Employee Benefits	180,819	150,222

Total Current Liabilities	3,543,674	3,075,832

LONG TERM LIABILITIES
Long term debt	352,998	329,712

Total Long Term Liabilities	352,998	329,712

TOTAL LIABILITIES	3,896,672	3,405,544

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 8,456,250 issued and outstanding at December 31, 2007 and 2006 respectively	8,456	8,456
Paid in capital	1,903,194	1,903,194
Accumulated deficit	(2,025,245)	(1,890,063)
Accumulated other comprehensive loss	(638,344)	(138,959)
Total Stockholders' Deficit	(751,939)	(117,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,144,733	$3,288,172

See accompanying notes to financial statements.

F 2

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31
	2007	2006
REVENUE
Service revenue	$2,825,927	$2,512,205

COST OF SERVICES	1,945,827	1,901,898

GROSS PROFIT	880,100	610,307

COSTS AND EXPENSES
Selling, general and administrative (including reversal of $934,001 Municipal Service and related taxes in 2007)	491,036	1,447,267
Loss on disposal of fixed assets	-	203,065
Depreciation	129,707	86,673
Amortization	73,389	73,389
Interest expense	360,263	108,893
Total costs and expenses	1,054,395	1,919,287

OPERATING LOSS	(174,295)	(1,308,980)

OTHER INCOME
Interest income and other	39,113	44,404
Total Other Income	39,113	44,404

NET LOSS	$(135,182)	$(1,264,576)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,456,250	8,143,921

See accompanying notes to financial statements.

F 3

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

					Accumulated
	Common Stock		Paid in	Accumulated	Other
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance, December 31, 2005	6,456,250	$6,456	$1,505,194	$(625,487)	$-	$886,163

Issuance of common stock for purchase of ATN Capital E Participacoes Ltda	2,000,000	2,000	398,000			400,000

Net loss for the year ended December 31, 2006				(1,264,576)		(1,264,576)

Other comprehensive loss				-	(138,959)	(138,959)

Balance, December 31, 2006	8,456,250	8,456	1,903,194	(1,890,063)	(138,959)	(117,372)

Net loss for the year ended December 31, 2007				(135,182)		(135,182)

Other comprehensive loss				-	(499,385)	(499,385)

Balance, December 31, 2007	8,456,250	$8,456	$1,903,194	$(2,025,245)	$(638,344)	$(751,939)

See accompanying notes to financial statements.

F 4

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(135,182)	$(1,264,576)
Noncash items included in net loss
Depreciation and amortization	129,707	86,673
Amortization of intangibles	73,389	73,389
Disposal of fixed assets, net		175,757
Provision for municipal and related taxes	(934,001)	-
Decrease (increase) in assets:
Accounts receivable	(49,315)	215
Other receivables	(91,192)	(21,487)
Prepaid expenses	1,461	10,643

Increase (decrease) in liabilities:
Accounts payable	(54,639)	108,059
Accrued expenses	192,614	(50,371)
Accrued municipal service taxes	134,408	154,800
Accrued payroll and related taxes	131,817	477,083
Accrued employee benefits	19,866	47,651

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(581,067)	(202,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(52,936)	(199,888)
Cash received in acquisition	-	45,729

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(52,936)	(154,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	52,504	(55,467)
Bank Overdrafts	165,764	212,750
Proceeds from new loans	415,246	312,682
Repayment of loans	(454,417)	(18,961)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	179,097	451,004

EFFECT OF EXCHANGE RATE OF CASH	25,570	(138,959)

NET DECREASE IN CASH	(429,336)	(44,278)

CASH, beginning of year	896,531	940,809

CASH, end of year	$467,195	$896,531

See accompanying notes to financial statements.
F 5

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$360,263	$108,893

Non cash items
Purchase of furniture and equipment	$225,595	$150,556
Purchase of office facility		176,489
Assets acquired and liabilities assumed in acquisition of subsidiary
Cash		45,728
Clients		198,451
Accounts receivable		1,215,985
Equipment		539,651
Accumulated depreciation		(224,802)
Taxes recoverable		66,218
Prepaid expenses		12,830
Other assets		8,224
Customer lists		513,733
Tradenames		220,171
Goodwill		853,141
Agreements payable		1,272,396
Accounts payable		83,469
Accrued expenses		149,839
Loans payable		193,780
Taxes payable		1,349,847
Issuance of common stock		400,000

F 6

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A – NATURE OF BUSINESS AND GOING CONCERN

Organization

Lexicon United Incorporated and Subsidiary was incorporated on July 17, 2001 under the laws of the State of Delaware and had been a blank check company until February 27, 2006, when it acquired ATN Capital E Participacoes, Ltda., a Brazilian Company (“ATN”). ATN was incorporated in April 1997 and is in the business of managing and servicing accounts receivable for large financial institutions. The Company’s focus is on the recovery of delinquent accounts (generally, accounts that are 60 days or more past due). The Company generates revenues from the recovery of the delinquent accounts receivable on a fee basis.

Going Concern

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $2,025,245 and has negative working capital of $2,579,733 at December 31, 2007. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less as cash equivalents. There were cash equivalents of $64,260 and $78,518 in 2007 and 2006, respectively.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.

F 7

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Equipment and Depreciation (Continued)

When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Revenue Recognition

The Company derives its revenue primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their delinquent debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. The Company is then entitled to a commission on the agreed settlement. The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors.

Consolidated Financial Statements

The consolidated financial statements include the Company and its 80% owned subsidiary, ATN. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the 2006 Financial Statements have been reclassified to conform to the presentation used in the 2007 Financial Statements.

Intangible Assets

Intangible assets of customer lists and trade names are amortized over a ten year life. The amortization recorded is $146,778 and $73,389 at December 31, 2007 and 2006 respectively.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting standards (“SFAS”) No. 128, “Earnings per Share.” SFAS per share (“EPS”) requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to

F 8

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Net Loss Per Common Share (Continued)

Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, however, no potential common shares are included in the computation of any diluted per share amounts when a loss from continuing operations exists.

Foreign Currency Translation

The Company considers the Brazilian currency (Reais) to be its functional currency. Assets and liabilities were translated into U.S. dollars at the period end exchange rates. The equity accounts were translated at historical rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of stockholder’s deficit.

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the impact, if any, from adoption of this new accounting pronouncement on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 requires all entities to report noncontrolling (i.e., minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. The Company has not yet determined the impact from adoption of this new pronouncement on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS No. 157 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

F 9

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 beginning in the first quarter of 2007 with no material impact.

NOTE D – CONCENTRATION OF CREDIT RISK

Cash and cash equivalents consist of money market funds held at a single financial institution.

NOTE E – FIXED ASSETS

Fixed Assets are comprised of the following at December 31,

	2007	2006
Building	$255,140	$210,477
Office furniture and equipment	794,758	561,896
Vehicles	62,084	-
Leasehold improvements	100,309	83,104
	1,212,291	855,477
Less accumulated depreciation	471,766	273,844

	$740,525	$581,633

NOTE F – LOANS PAYABLE TO BANKS

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company’s principal shareholders and bear interest at rates ranging from 9.6% to 46.8%.  The balance of the loans at December 31, 2007 and 2006 was $491,474 and $408,302.

NOTE G – LONG TERM DEBT

On April 17, 2006, the Company closed on a Real Estate transaction to purchase the 8th floor of an executive office building for ATN Capital e Participacoes, Ltda.’s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 13.29%. At December 31, 2007 and 2006, the balance of the loan is $177,835 and $176,489 respectively.

F 10

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE G – LONG TERM DEBT (CONTINUED)

In August 2006, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $38,395 is being financed over a three year period at 14.4% per year. At December 31, 2007 and 2006, the balance of the loan is $26,838 and $38,395 respectively.

In September 2006, the Company purchased new furniture. The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index. The loan is payable in 48 monthly installments commencing October 8, 2007. The loan is secured by the furniture. At December 31, 2007 and 2006, the balance of the loan is $126,920 and $112,161 respectively.

In August 2006, the Company borrowed a working capital loan from Banco Bradesco. The loan was valued at approximately $93,100 and payable in 24 monthly installments commencing September 17, 2006. In June, 2007, the Company refinanced the loan. The refinanced loan is valued at approximately $114,000 and is payable in 24 monthly installments plus interest of 2.6% per month, commencing July, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2007 and 2006 the balance is $80,939 and $78,921 respectively.

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $189.500 is financed over a three year period plus interest at rates ranging from 12% to 12.84% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2007 is $78,835

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments plus interest of 2.73% per month, commencing July, 2007. The loans are personally guaranteed by ATN’s directors. At December 31, 2007, the balance is $91,052.

In September, 2007, the Company borrowed $51,000 from Santander. The loan is payable in 16 monthly installments plus interest of 3.9% per month, commencing October, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2007, the balance is $41,182.

An analysis of the current and long-term portion at December 31, is as follows:

	2007	2006
Total loans outstanding	$623,601	$405,966
Less: current portion	270,603	76,254

Long-term portion	$352,998	$329,712

F 11

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE G – LONG TERM DEBT (CONTINUED)

At December 31, 2007, maturities of long term debt are as follows:

2009	$164,427
2010	61,566
2011	50,790
2012	25,405
2013 and thereafter	50,810

Total	$352,998

NOTE H – ACCRUED MUNICIPAL SERVICE AND PAYROLL TAXES

The Company is responsible to the Brazilian taxing authorities for a municipal service tax at the rate of 5% based upon salaries by location. During 2007, the Company successfully negotiated with Brazilian authorities to favorably settle previously recorded taxes approximating $730,000. In addition, the Company further evaluated related payroll tax and related accruals and reduced amounts previously recorded by approximately $200,000. These savings are reflected in the 2007 financial statements as a reduction in selling, general and administrative expenses. Accruals for such Municipal tax and related accruals at December 31, 2006 and 2007 are $1,801,280 and $1,526,779 respectively.

NOTE I - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.

The principal types of differences, which are measured at current tax rates, are net operating loss carryforwards. At December 31, 2007, these differences resulted in a deferred tax asset of $875,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2007.

The Company has a US net operating carry forward loss of approximately $493,000 which expires commencing in 2028 and a $2,325,000 carryforward loss in Brazil with an unlimited carryforward period.

NOTE J – RENT EXPENSE

The Company currently is leasing one floor of its office facilities from the President of the Brazilian subsidiary. The lease commenced on May 26, 2006 and is renewable annually. The annual rent is $27,500 per year. Rent expense for the year ended December 31, 2007 was $36,162.

F 12

LEXICON UNITED INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE K- REVENUE CONCENTRATIONS

For the year ended December 31, 2007, revenues from four major customers exceeded 10% individually and represented 58.23% of total revenues. During 2006, five major customers exceeded 10% individually and represented 68.25% of total revenues.

NOTE L – SUBSEQUENT EVENTS

In February 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms-length basis between the parties.

In February 2008, the Company formed Engepet Energy Enterprises, Inc., a Delaware corporation (“Engepet”) and advanced $50,000 to this company. Engepet intends to conduct operations in the oil services industry, however, it has had no operations to date. The ultimate ownership of Engepet has yet to be determined

F 13

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.