Form 10QSB
period 2008-03-31
LEXICON UNITED INC
filed 2008-05-20
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,456,250

Transitional Small Business Disclosure Format (check one):          Yes        No X

PART I

ITEM 1.    FINANCIAL STATEMENTS.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,088,922	$467,195
Accounts Receivable	360,259	288,588
Other receivables	216,240	205,013
Prepaid expenses	8,046	3,145
Total current assets	1,673,467	963,941

FIXED ASSETS
Equipment, net of accumulated depreciation of $518,201 and
$471,766 at March 31, 2008 and December 31, 2007, respectively	739,909	740,525

OTHER ASSETS
Security deposit	1,350	-
Customer Lists, net of amortization of $115,587 and $102,744 at
March 31, 2008 and December 31, 2007, respectively	398,146	410,989
Tradenames, net of amortization of $49,538 and $44,034 at
March 31, 2008 and December 31, 2007, respectively	170,633	176,137
Goodwill	853,141	853,141
Total other assets	1,423,270	1,440,267

TOTAL ASSETS	$3,836,646	$3,144,733

CURRENT LIABILITIES
Loans payable to banks	$460,852	$491,474
Current portion of long term debt	158,114	270,603
Bank Overdrafts	378,544	378,514
Accounts Payable	157,276	176,022
Loans Payable to Officer	62,479	52,504
Loans Payable to Keyano Invest Inc.	1,000,000	-
Accrued Expenses	553,579	466,959
Accrued Municipal Service Taxes	162,551	159,841
Accrued Payroll and Related Taxes	1,383,417	1,366,938
Accrued Employee Benefits	183,303	180,819

Total Current Liabilities	4,500,115	3,543,674

LONG TERM LIABILITIES
Long term debt	421,040	352,998

Total Long Term Liabilities	421,040	352,998

TOTAL LIABILITIES	4,921,155	3,896,672

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized,
8,456,250 issued and outstanding at March 31, 2008 and December 31, 2007 respectively	8,456	8,456
Paid in capital	1,903,194	1,903,194
Accumulated deficit	(2,318,476)	(2,025,245)
Accumulated other comprehensive loss	(677,683)	(638,344)
Total Stockholders' Equity (deficit)	(1,084,509)	(751,939)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,836,646	$3,144,733

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
REVENUE
Service revenue	$884,865	$639,192

COST OF SERVICES	490,057	411,989

GROSS PROFIT	394,808	227,203

COSTS AND EXPENSES
Selling, general and administrative	512,904	313,075
Interest expense	121,366	55,954
Depreciation	40,769	26,296
Amortization	18,347	18,347
Total costs and expenses	693,386	413,672

OPERATING INCOME (LOSS)	(298,578)	(186,469)

OTHER INCOME(EXPENSE)
Interest income and other	5,347	11,303
Total Other Income	5,347	11,303

NET LOSS	$(293,231)	$(175,166)

NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,456,250	8,456,250

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(293,231)	$(175,166)
Noncash items included in net loss
Depreciation and amortization	40,769	26,296
Amortization of intangibles	18,347	18,347
Decrease (increase) in assets:
Accounts receivable	(68,008)	(8,845)
Other receivables	(7,503)	(8,185)
Prepaid expenses	(5,983)	1,275
Security deposit	(1,350)	-

Increase (decrease) in liabilities:
Accounts payable	(20,981)	(51,915)
Accrued expenses	80,865	36,086
Accrued municipal service taxes	-	69,966
Accrued payroll	-	7,289
Accrued employee benefits	-	6,121

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(257,075)	(78,731)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,897)	(27,226)

NET CASH USED IN INVESTING ACTIVITIES	(2,897)	(27,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc.	1,000,000	-
Loan from related party	9,308	-
Repayment of loans	(121,567)	(15,656)
Proceeds from new loans	-	43,420

NET CASH PROVIDED BY FINANCING ACTIVITIES	887,741	27,764

EFFECT OF EXCHANGE RATE OF CASH	(6,042)	(121,275)

NET INCREASE (DECREASE) IN CASH	621,727	(199,468)

CASH, beginning of period	467,195	896,531

CASH, end of period	$1,088,922	$697,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$121,366	$55,954

Non-cash items
Purchase of furniture and equipment	$27,571	$36,470

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2007 filed April 15, 2008.

NOTE B - PRINCIPLES ON CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its newly created 100% owned subsidiary, Engepet Energy Enterprises, Inc. All material intercompany transactions have been eliminated in consolidation.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,318,476 since inception and the Company has a negative working capital of $2,826,648. The Company has recently formed a new subsidiary, Engepet Energy Enterprises, Inc. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - PURCHASE OF FIXED ASSETS

During the quarter ended March 31, 2008, the Company purchased new air conditioning equipment. The equipment valued at approximately $28,000 is financed over a three year period at 12% per year.

NOTE E - RELATED PARTY

During the quarter ended March 31, 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms length basis between the parties.

NOTE F - ENGEPET ENERGY ENTERRISES, INC.

In February 2008, the Company formed Engepet Energy Enterprises, Inc., a Delaware Corporation (“Engepet”) and advanced $80,000 to this company. Engepet intends to conduct operations in the oil services recovery industry. During the quarter ended March 31, 2008, Engepet incurred a net loss of $62,855 primarily related to oil recovery services start-up.

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

Overview

Our Background and History

Our corporate name is Lexicon United Incorporated. We were incorporated on July 17, 2001 in the state of Delaware. We were a “blank check” company and had no operations other than organizational matters and conducting a search for an appropriate acquisition target until February 27, 2006 when we completed an acquisition transaction with ATN, a Brazilian limited company that had commenced business in April 1997. ATN is engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil.

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. Our average fee is approximately 15%. We do not acquire accounts receivable for our own account. Our services are limited to managing the recovery of accounts receivable for our third-party clients.

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

Based upon this valuation, we believe that, as of December 31, 2007 and March 31, 2008, there is no impairment loss of goodwill or other intangible assets and an adjustment to the carrying values of the assets is not required.

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

Uncertainties that Affect our Financial Condition

We have approximately fifteen clients, but we currently rely on four major clients for a significant portion of our revenue.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these clients were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.  The number of major clients on whom we rely has remained the same for fiscal years 2008 and 2007.  During fiscal year 2007, no one customer has been responsible for more than 20% of our revenues.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

The following table summarizes the results of our operations during the three-month period ended March 31, 2008, and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2008 to the same period of 2007.

	Three Months Ended March 31, 2008	Three Months Ended March 30, 2007	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	884,865	639,192	245,673	38.43
Net income (loss)	(293,231)	(175,166)	(118,065))	(67.4)
Cost of Services	490,057	411,989	78,068	18.95
Selling, General and Administrative Expense	512,904	313,075	199,829	63.83
Interest Expense	121,366	55,954	65,412	116,.0
Earnings (Loss) per common share	(.03)	(.02)	(.01)	(50.00)

Revenues.  We had revenues of $884,865 in the three-month period ending March 31, 2008, compared to revenues of $639,192 during the same period in 2007.  Our revenues increased $245,673 or 38.43% in the three-month period ending March 31, 2008 primarily due to an increase in collections.

Net Loss.  During the three-month period ending March 31, 2008 we incurred a net loss of $(293,231) compared with $(175,166) for the same period in the prior year.  This loss is primarily due to an increase in expenses as described below.

Cost of Services.  Our cost of services for the three-month period ending March 31, 2008 was $490,057 as compared to $411,989 during the same period in 2007.  This increase of $78,068 or 18.95% is primarily the result of increased salaries and related expenses offset by a decrease in postal/mail expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 199,829 or 63.83%, to $512,904 in the three-month period ending March 31, 2008 compared to $313,075 in the same period in 2007. The increase is primarily due to an increase in telephone expenses and consultant fees and new expenditures for engineering fees in connetion with Engepet Energy Enterprises.

Interest Expense. Interest expense in the three-month period ending March 31, 2008 was $121,366 and interest expense in the same period of 2007 was $55,954.  Interest expense increased $65,412 or 116.0% in the three-month period ending March 31, 2008 mainly due to the increase of new borrowings over the past year.

Loss per Common Share. Loss per common share for the three-month period ending March 31, 2008 was $(.03) as compared to a loss of $(.02) during the same period of 2007.  This increase in the loss per share is due to the increased loss for the period ended March 31, 2008.

Cash Flow Items

The following table provides the statements of net cash flows for the three-month period ended March 31, 2008:

	Three Months Ended March 31,
	2008	2007
Net Cash Provided By (used in) Operating Activities	(257,075)	(78,731)
Net Cash Used in Investing Activities	(2,897)	(27,226)
Net Cash Provided by Financing Activities	887,741	27,764
Net Increase (decrease) in Cash and Cash Equivalents	621,727	(199,468)
Cash and Cash Equivalents - Beginning of Period	467,195	896,531
Cash and Cash Equivalents - End of Period	1,088,922	697,063

We used $257,075 of cash from our operating activities during the three months ended March 31, 2008 as compared to $78,731 cash used during the three months ended March 31, 2007.  The difference of $178,344 is mainly attributable to the following factors: (1) Net loss for the three months ended March 31, 2008 of $293,231 and an increase in accounts receivable of $68,008. These uses of funds were offset by an increase in accrued expenses of $80,865 and non cash items of $59,116.

We used $2,897 in cash from our investing activities during the three months ended March 31, 2008, as compared to $27,226 used in the prior period ending March 31, 2007.  These funds were used for the purchase of fixed assets.

We provided a net $887,741 from financing activities during the three-month period ended March 31, 2008 as compared to 27,764 during the three months ended March 31, 2007.  The change is primarily due to a increase in new borrowings from a related party $1,000,000 offset by payments on notes payable.

Balance Sheet Items

As of March 31, 2008, we had total current assets of $1,673,467, as compared to $1,192,883 as of March 31, 2007.  Our total assets as of March 31, 2008 were $3,836,646 as compared to $3,288,172 as of March 31, 2007.  We had total current liabilities of $4,500,115 as of March 31, 2008 as compared to $3,214,247 as of March 31, 2007, and we had total liabilities of $4,921,155 as of March 31, 2008 as compared to $3,537,325 as of March 31, 2007.

This increase in total liabilities is primarily due to new loans from a related party of $1,000,000 and increases in accrued expenses and loans from banks.

As of March 31, 2008, our total Stockholders’ Equity (deficit) was $(1,084,509) as compared to $(389,774) at March 31, 2007.  This was due to net losses from operations.

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

We had cash and cash equivalents of approximately $1,088,922 as of March 31, 2008 and we had short-term liabilities in the amount of $4,500,115, as well as long-term liabilities in the amount of $421,040 as of March 31, 2008.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

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

As of March 31, 2008, we had cash assets of $1,088,922 and total assets of $3,836,646 as compared to cash assets of $697,063 and total assets of $3,147,551 as of March 31, 2007.  This increase is primarily due to receipt of a loan of $1,000,000 from a related party and an increase in accounts receivable.   We have a $(2,826,648) negative working capital at March 31, 2008, of which $1,729,271 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 9.6% to 12.84% per year.  The balance of the loans at March 31, 2008 was $460,852.

Long-Term Debt

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $189,500 is financed over a three year period at rates ranging from 12% to 12.84% per year.

In June, 2007, the Company refinanced a working capital loans from Banco Bradesco. The loan is valued at approximately $114,000 and is payable in 24 monthly installments at 2.6% per month, commencing July, 2007. The loans are guaranteed by a promissory note signed by ATN’s directors

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments at 2.73% per month, commencing July, 2007. The loans are guaranteed by a promissory note signed by ATN’s directors.

In September, 2007 the Company borrowed a working capital loan from Santander in the amount of $48,942. The loan is valued at approximately $51,000 and is payable in 16 monthly installments at an interest rate of 46.8% per year. The loan is guaranteed by a promissory note signed by ATN’s directors.

In January, 2008, the Company purchased new air conditioning equipment. The equipment valued at approximately $27,500 if financed over a three year period at 12% per year.

An analysis of the current and long-term portion of the debt at March 31, 2008 is as follows:

Total loans outstanding	$579,154

Less: current portion	$158,114

Long-term portion	$421,040

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Elie Saltoun, our Chairman, CEO and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, Mr. Saltoun concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 2.    UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2008 that were not previously disclosed in a report that was filed during that period.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of fiscal year 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.    OTHER INFORMATION.

In February 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms-length basis between the parties.

In February 2008, the Company formed Engepet Energy Enterprises, Inc., a Delaware corporation (“Engepet”) and advanced $80,000 to this company. Engepet intends to conduct operations in the oil services industry, however, it has had no operations to date. The ultimate ownership of Engepet has yet to be determined

ITEM 6.    EXHIBITS.

EXHIBITS.

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

DATED: May 20, 2008

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