Form 10-Q
period 2008-06-30
LEXICON UNITED INC
filed 2008-08-19
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes      No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes        No  X

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,691,134

TABLE OF CONTENTS
_________________

PART I - FINANCIAL INFORMATION

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$449,825	$467,195
Accounts receivable	405,040	288,588
Other receivables	293,228	205,013
Prepaid expenses	9,180	3,145
Total current assets	1,157,273	963,941

FIXED ASSETS
Building, equipment, and leasehold improvements,
net of accumulated depreciation of $518,201 and
$471,766 at June 30, 2008 and December 31, 2007, respectively	806,817	740,525

OTHER ASSETS

Investment in receivable portfolios	816,294	-
Customer Lists, net of amortization of $128,430 and $102,744 at	385,303	410,989
June 30, 2008 and December 31, 2007, respectively
Tradenames, net of amortization of $55,042 and $44,034 at	165,129	176,137
June 30, 2008 and December 31, 2007, respectively
Goodwill	853,141	853,141
Security deposit	1,350	-
Total other assets	2,221,217	1,440,267

TOTAL ASSETS	$4,185,307	$3,144,733

CURRENT LIABILITIES
Loans payable to banks	$434,437	$491,474
Current portion of long term debt	163,488	270,603
Bank Overdrafts	457,699	378,514
Note Payable to an individual	317,231	-
Accounts Payable	297,544	176,022
Loans payable to officer	138,613	52,504
Accrued Expenses	716,560	466,959
Accrued Municipal Service Taxes	178,603	159,841
Accrued Payroll and related taxes	1,520,028	1,366,938
Accrued Employee Benefits	201,405	180,819

Total Current Liabilities	4,425,608	3,543,674

LONG TERM LIABILITIES
Long term debt	383,203	352,998

Total Long Term Liabilities	383,203	352,998

TOTAL LIABILITIES	4,808,811	3,896,672

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,691,134 and 8,459,250 shares
issued and outstanding at June 30, 2008 and December 31, 2007
respectively	8,691	8,456
Paid in capital	2,713,459	1,903,194
Accumulated deficit	(2,439,293)	(2,025,245)
Accumulated other comprehensive loss	(906,361)	(638,344)
Total Stockholders' Deficit	(623,504)	(751,939)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,185,307	$3,144,733

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE
Service revenue	$1,211,244	$629,493	$2,096,109	$1,268,685

COST OF SERVICES	784,879	435,456	1,274,936	847,445

GROSS PROFIT	426,365	194,037	821,173	421,240

COSTS AND EXPENSES
Selling, general and administrative	345,469	362,930	858,373	676,005
Depreciation	38,670	31,120	79,439	57,416
Amortization	18,347	18,347	36,694	36,694
Interest expense	140,231	88,893	261,597	144,847
Total costs and expenses	542,717	501,290	1,236,103	914,962

OPERATING LOSS	(116,352)	(307,253)	(414,930)	(493,722)

OTHER INCOME
Interest income and other	(4,463)	11,603	884	22,906
Total Other Income	(4,463)	11,603	884	22,906

NET LOSS	$(120,815)	$(295,650)	$(414,046)	$(470,816)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.04)	$(0.05)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,526,633	8,456,250	8,491,636	8,456,250

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(414,046)	$(470,816)
Noncash items included in net loss
Depreciation	84,731	60,739
Amortization of intangibles	36,694	36,694
Decrease (increase) in assets:
Accounts receivable	(83,929)	(11,536)
Other receivables	(67,633)	(32,501)
Prepaid expenses	(7,868)	1,563
Security deposit	(1,350)	-
Investment in receivable portfolio	(309,856)	-
Increase (decrease) in liabilities:
Accounts payable	(11,390)	(54,953)
Accrued expenses	198,502	139,322

NET CASH USED IN OPERATING ACTIVITIES	(576,145)	(331,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(23,677)	(42,721)

NET CASH USED IN INVESTING ACTIVITIES	(23,677)	(42,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc	1,000,000	-
Loan from related party	8,767	25,958
Net change in bank loans	-	9,360
Proceeds from new loans	-	209,898
Repayment of loans	(467,155)	(148,634)
Issuance of common stock	10,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	552,112	96,582

EFFECT OF EXCHANGE RATE OF CASH	30,340	12,413

NET DECREASE IN CASH	(17,370)	(265,214)

CASH, beginning of period	467,195	896,531

CASH, end of period	$449,825	$631,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$121,366	$144,847

Non cash items
Purchase of furniture and equipment	$41,350	$75,672

Conversion of loan from Keyano Invest, Inc to common stock	$800,000

Loans and accounts payable incurred for acquisition of receivable portfolio	$503,438

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2007 filed April 15, 2008.

NOTE B - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiary, Engepet Energy Enterprises, Inc. and its newly created 100% owned subsidiary, United Oil Services, Inc. All material intercompany transactions have been eliminated in consolidation.

NOTE C - INVESTMENT IN RECEIVABLE PORTFOLIO

The Company invests in receivable portfolios at a substantial discount from the face value of the debt portfolios. Under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” income is recognized using either the interest method or the cost recovery method.

Under the guidance of SOP-03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return (IRR) and therefore, the effect of the cash flow increase is recognized as the increased revenue prospectively over the remaining life of the affected portfolio. However, when expected cash flows are lower than prior projections, SOP-03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected portfolio, so that the portfolio will amortize over its expected life using the original IRR. A portfolio can become fully amortized while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method described above.

Changes in investment in receivables for the six months ended June 30, 2008 are as follows:

Balance at beginning of period, January 1, 2008	$0
Acquisition of receivables portfolio	816,294
Gross collections applied to principal	0
Impairment write down	0

Balance at end of period, June 30, 2008	816,294

As of June 30, 2008, no revenue has been recognized from this portfolio.

The Company financed the purchase of the receivable portfolio as follows: (1) From working capital $309,850 (2) through installment payments of $37,690 payable in July, August and September, 2008, aggregating $113,070, (3) a note payable to an individual in the amount of $317,231 due December 2009 bearing interest at the rate of 1.5% per month and (4) a note in the amount of $76,143 due December 2009 bearing interest at 1.5% per month. This loan is included in the caption loans

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
June 30, 2008

NOTE C - INVESTMENT IN RECEIVABLE PORTFOLIO (CON’T)

from officer on the balance sheet. The loan from an individual is deemed to be a related party because of his affiliation with the Company.

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,439,293 since inception and the Company has a negative working capital of $3,268,335. The Company has recently formed two new subsidiaries, Engepet Energy Enterprises, Inc. and United Oil Services, Inc. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE F - REVENUE RECOGNITION

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

Revenue from the collection of distressed debt owned by the Company will be recognized based on the AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the “Recovery Method” under which revenues are only recognized after the initial investment has been recovered.

NOTE G - PURCHASE OF FIXED ASSETS

During the quarter ended March 31, 2008, the Company purchased new air conditioning equipment. The equipment valued at approximately $28,000 is being financed over a three year period at 12% per year.

During the quarter ended June 30, 2008, the Company purchased new computer equipment. The equipment valued at approximately $6,600 is being financed over a three year period at 13.32% per year.

During the quarter ended June 30, 2008, the Company purchased new computer equipment valued at approximately $7,200. The equipment is being financed over a one year period at 11.4% per year.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
June 30, 2008

NOTE H - RELATED PARTY

During the quarter ended March 31, 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms length basis between the parties. During the quarter ended June 30, 2008, the Company repaid Keyano Invest Inc $200,000 and converted the remaining balance of $800,000 to a 2.5% convertible debenture. On June 4, 2008, the debenture was converted to 231,884 shares of common stock at a conversion price of $3.45 per share.

NOTE I - STOCKHOLDERS’ DEFICIT

On May 13,2008 the Company issued 3,000 shares of its common shares for $10,500, or $3.50 per share.

On June 4, 2008, the Company issued 231,884 shares of its commons shares in conversion of an $800,000 debenture from Keyano Invest, Inc, a related party (see Note H). The shares were converted at $3.45 per share.

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
•
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated by the context, references in this report to:
•	“Lexicon,” “we,” “us,” “our,” or the “Company,” are references to Lexicon United Incorporated, and its consolidated subsidiaries.

•	“ATN” are to ATN Capital E Participações Ltda.

•	“Brazil” are to the Federative Republic of Brazil;

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•	“Real,” “R$,” and “Reais” are to the legal currency of Brazil;

•	the “SEC” or the “Commission” are to the United States Securities and Exchange Commission;

•	the “Securities Act” are to Securities Act of 1933, as amended; and

•	the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Revenue from the collection of distressed debt owned by the Company is recognized based on the AICPA Statement of Position 03-3, if management is reasonably comfortable with expected cash flows. In the event expected cash flows cannot be reasonably estimated, the Company will use the “Recovery Method” under which revenues are only recognized after the initial investment has been recovered.

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

Based upon this valuation, we believe that, as of December 31, 2007 and June 30, 2008, there is no impairment loss of goodwill or other intangible assets and an adjustment to the carrying values of the assets is not required.

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

Uncertainties that Affect our Financial Condition

We have approximately fifteen clients, but we currently rely on five major clients for a significant portion of our revenue.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these clients were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.  The number of major clients on whom we rely has remained the same for fiscal years 2008 and 2007.  During fiscal year 2007, no one customer has been responsible for more than 20% of our revenues.

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

Investment in Receivable Portfolio

The Company invests in receivable portfolios at a substantial discount from the face value of the debt portfolios. Under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” income is recognized using either the interest method or the cost recovery method.

Under the guidance of SOP-03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the internal rate of return (IRR) and therefore, the effect of the cash flow increase is recognized as the increased revenue prospectively over the remaining life of the affected portfolio. However, when expected cash flows are lower than prior projections, SOP-03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected portfolio, so that the portfolio will amortize over its expected life using the original IRR. A portfolio can become fully amortized while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method described above.

Changes in investment in receivables for the six months ended June 30, 2008 are as follows:

Balance at beginning of period, January 1, 2008	$0
Acquisition of receivables portfolio	816,294
Gross collections applied to principal	0
Impairment write down	0

Balance at end of period, June 30, 2008	816,294

As of June 30, 2008, no revenue has been recognized from this portfolio.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

The following table summarizes the results of our operations during the three-month period ended June 30, 2008, and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2008 to the same period of 2007.

	ThreeMonths Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,211,244	629,493	581,751	92.42
Net income (loss)	(120,815)	(295,650)	174,835	59.14
Cost of Services	784,879	435,456	349,423	80.24
Selling, General and Administrative Expense	345,469	362,930	(17,461)	(4.81)
Interest Expense	140,231	88,893	51,338	57.75
Earnings (Loss) per common share	(.01)	(.04)	.03	76.00

Revenues.  We had revenues of $1,211,244 in the three-month period ending June 30, 2008, compared to revenues of $629,493 during the same period in 2007.  Our revenues increased $581,751 or 92.42% in the three-month period ending June 30, 2008 primarily due to an increase in collection of receivables and revenue from Engepet Energy Enterprises.

Net Loss.  During the three-month period ending June 30, 2008 we incurred a net loss of $(120,815) compared with $(295,650) for the same period in the prior year.  The decrease in our loss is primarily due to an increase in expenses as described below offset by increased revenues.

Cost of Services.  Our cost of services for the three-month period ending June 30, 2008 was $784,879 as compared to $435,456 during the same period in 2007.  This increase of $349,423 or 80.24% is primarily the result of increased salaries and related expenses and increased internship program expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $17,461 or 4.81%, to $345,469 in the three-month period ending June 30, 2008 compared to $362,930 in the same period in 2007. The decrease is primarily due to lower telephone and communication costs during the second quarter.

Interest Expense. Interest expense in the three-month period ending June 30, 2008 was $140,231 and interest expense in the same period of 2007 was $88,893.  Interest expense increased $51,338 or 57.75% in the three-month period ending June 30, 2008 mainly due to the increase of new borrowings over the past year.

Loss per Common Share. Loss per common share for the three-month period ending June 30, 2008 was $(.01) as compared to a loss of $(.04) during the same period of 2007.  This decrease in the loss per share is due to the decreased loss for the period ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

The following table summarizes the results of our operations during the six-month period ended June 30, 2008, and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2008 to the same period of 2007.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	2,096,109	1,268,685	827,424	65.22
Net income (loss)	(414,046)	(470,816)	56,770	12.06
Cost of Services	1,274,936	847,445	427,491	50.44
Selling, General and Administrative Expense	858,373	676,005	182,368	26.98
Interest Expense	261,597	144,847	116,750	80.60
Earnings (Loss) per common share	(.05)	(.06)	.01.	16.67

Revenues.  We had revenues of $2,096,109 in the six-month period ending June 30, 2008, compared to revenues of $1,268,685 during the same period in 2007.  Our revenues increased $827,424 or 65.22% in the six-month period ending June 30, 2008 primarily due to an increase in collection of receivables and revenue from Engepet Energy Enterprises.

Net Loss.  During the six-month period ending June 30, 2008 we incurred a net loss of $(414,046) compared with $(470,816) for the same period in the prior year.  The decrease in our loss is primarily due to an increase in expenses as described below offset by increased revenues.

Cost of Services.  Our cost of services for the six-month period ending June 30, 2008 was $1,274,936 as compared to $847,445 during the same period in 2007.  This increase of $427,491 or 50.44% is primarily the result of increased salaries and related expenses and increased internship programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $182,368 or 26.98%, to $858,373 in the six-month period ending June 30, 2008 compared to $676,005 in the same period in 2007. The increase is primarily due to an increase in telephone and communication expenses.

Interest Expense. Interest expense in the six-month period ending June 30, 2008 was $261,597 and interest expense in the same period of 2007 was $144,847.  Interest expense increased $116,750 or 80.6% in the six-month period ending June 30, 2008 mainly due to the increase of new borrowings over the past year.

Loss per Common Share. Loss per common share for the six-month period ending June 30, 2008 was $(.05) as compared to a loss of $(.06) during the same period of 2007.  This decrease in the loss per share is due to the decreased loss for the period ended June 30, 2008.

Cash Flow Items
The following table provides the statements of net cash flows for the six-month period ended June 30, 2008:

	Six Months Ended June 30,
	2008	2007
Net Cash Provided By (used in) Operating Activities	(576,145)	(331,488)
Net Cash Used in Investing Activities	(23,677)	(42,721)
Net Cash Provided by Financing Activities	552,112	96,582
Net Increase (decrease) in Cash and Cash Equivalents	(17,370)	(265,214)
Cash and Cash Equivalents - Beginning of Period	467,195	896,531
Cash and Cash Equivalents - End of Period	449,825	631,317

We used $576,145 of cash from our operating activities during the six months ended June 30, 2008 as compared to $331,488 cash used during the six months ended June 30, 2007.  The difference of $244,657 is mainly attributable to the purchase of a debt receivable portfolio for $816,294 offset by an increase in accounts payable of $101,682 and non cash items of $121,425.

We used $23,677 in cash from our investing activities during the six months ended June 30, 2008, as compared to $42,721 used in the prior period ending June 30, 2007.  These funds were used for the purchase of fixed assets.

We provided a net $552,112 from financing activities during the six-month period ended June 30, 2008 as compared to $96,582 during the six months ended June 30, 2007.  The change is primarily due to a increase in new borrowings from a related party $1,000,000 offset by payments on notes payable. In June 2008, the balance of the related party borrowing ($800,000) was converted to 231,884 shares of common stock.

Balance Sheet Items

As of June 30, 2008, we had total current assets of $1,157,273, as compared to $1,002,727 as of June 30, 2007.  Our total assets as of June 30, 2008 were $4,185,307 as compared to $3,182,713 as of June 30, 2007.  We had total current liabilities of $4,425,608 as of June 30, 2008 as compared to $3,649,194 as of June 30, 2007, and we had total liabilities of $4,808,811 as of June 30, 2008 as compared to $4,031,093 as of June 30, 2007.

The increase in total assets is primarily due to the purchase of a debt receivable portfolio for $816,294. The increase in total liabilities is primarily due to an increase in accrued expenses and loans from banks and others.

As of June 30, 2008, our total Stockholders’ Equity (deficit) was $(623,504) as compared to $(848,380) at June 30, 2007.  This change was due to an increase in capital stock and paid in capital of $810,500 offset by operating losses and losses due to foreign exchange rates.

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

We had cash and cash equivalents of approximately $449,825 as of June 30, 2008 and we had short-term liabilities in the amount of $4,425,608, as well as long-term liabilities in the amount of $383,203 as of June 30, 2008.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

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

As of June 30, 2008, we had cash assets of $449,825 and total assets of $4,185,307 as compared to cash assets of $631,317 and total assets of $3,182,713 as of June 30, 2007.  This increase is primarily due to the purchase of a debt receivable portfolio in the amount of $816,294.   We have a $(2,452,041) negative working capital at June 30, 2008, of which $1,900,036 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 9.6% to 12.84% per year.  The balance of the loans at June 30 2008 was $434,437.

Long-Term Debt

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $189,500 is financed over a three year period at rates ranging from 12% to 12.84% per year.

In June, 2007, the Company refinanced a working capital loans from Banco Bradesco. The loan is valued at approximately $1143,000 and is payable in 24 monthly installments at 2.6% per month, commencing July, 2007. The loans are guaranteed by a promissory note signed by ATN’s directors

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments at 2.73% per month, commencing July, 2007. The loans are guaranteed by a promissory note signed by ATN’s directors.

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

During the quarter ended June 30, 2008, the Company purchased new computer equipment. The equipment valued at approximately $6,600 is financed over a three year period at 13.32% per year.

During the quarter ended June 30, 2008, the Company purchased new computer equipment valued at approximately $7,200. The equipment is financed over a one year period at 11.4% per year.

An analysis of the current and long-term portion of the debt at June 30, 2008 is as follows:
Total loans outstanding	$546,691

Less: current portion	$163,488

Long-term portion	$383,203

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

Financial Risks

We only have approximately $449,825 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs.

As of June 30, 2008, we had approximately $449,825 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

Risks Relating To Our Business

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

We have incurred net losses of $414,046 in the first six months of fiscal 2008 and had an accumulated deficit of $2,439,293 and had a negative working capital of $3,268,335 at June 30, 2008. There can be no assurances that we will be able to operate profitably in the future. In the event that we are not successful in implementing its business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

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

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We anticipate that it will be necessary to invest in technology in the future to remain competitive. We expect that in future periods we will have to invest amounts in technology consistent with our past investments. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

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

For the period ended June 30, 2008 and for the years ended December 31, 2007 and 2006, we derived approximately 100 percent of our revenue from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

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

We rely on a limited number of major clients for a significant portion of our revenues. The loss of these customers as our clients or their failure to pay us could reduce revenues and adversely affect the results of our operations.

None of our major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination. If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

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

Our management team, including the management of our subsidiary, ATN, collectively owns over 90% of the outstanding common stock. Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

Market Risks

Theremay not be an efficient public trading market for our common stock and our stock price may become highly volatile.

Since we are relatively thinly capitalized and our stock is a penny stock, our stock price may become highly volatile. As a result, investors may find it difficult to dispose of our securities, or to obtain accurate quotations of the price of our securities. This volatility may significantly affect the price of our common stock and on our ability to raise additional capital.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of June 30, 2008, we had outstanding  8,691,134 shares of common stock. Accordingly, we have 31,308,866 shares of common stock available for future sale.

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

ITEM 2.
UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 13, 2008, the Company issued 3,000 shares of its common shares for $10,500, or $3.50 per share.

On June 4, 2008, the Company issued 231,884 shares of its common shares is conversion of an $800,000 debenture from Keyano Invest, Inc., a related party (see Note 14). The shares were converted at $3.45 per share.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of fiscal year 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.
OTHER INFORMATION.

On May 13, 2008 the Company issued 3,000 shares of its common shares for $10,500, or $3.50 per share.

On June 4, 2008, the Company issued 231,884 shares of its commons shares in conversion of an $800,000 debenture from Keyano Invest, Inc, a related party. The shares were converted at $3.45 per share.

In June 2008, the Company formed United Oil Services, Inc., a Nevada corporation as a wholly-owned subsidiary. United intends to conduct operations in the oil services industry.

ITEM 6.
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

DATED:  August 19, 2008

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