Form 10-Q
period 2008-09-30
LEXICON UNITED INC
filed 2008-11-19
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,691,134

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sept 30	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$444,576	$467,195
Accounts receivable	311,563	288,588
Other receivables	268,893	205,013
Prepaid expenses	1,345	3,145
Total current assets	1,026,377	963,941

FIXED ASSETS
Building, equipment, and leasehold improvements,
net of accumulated depreciation of $261,571 and
$471,766 at September 30, 2008 and December 31, 2007, respectively	611,869	740,525

OTHER ASSETS

Investment in receivable portfolios	678,817	-
Customer Lists, net of amortization of $141,273 and $102,744 at	372,460	410,989
September 30, 2008 and December 31, 2007, respectively
Tradenames, net of amortization of $60,546 and $44,034 at	159,625	176,137
September 30, 2008 and December 31, 2007, respectively
Goodwill	853,141	853,141
Security deposit	1,350	-
Total other assets	2,065,393	1,440,267

TOTAL ASSETS	$3,703,639	$3,144,733

CURRENT LIABILITIES
Loans payable to banks	$298,064	$491,474
Current portion of long term debt	276,573	270,603
Bank Overdrafts	400,724	378,514
Note payable to an individual	300,710	-
Accounts Payable	198,722	176,022
Loans payable to officer	197,157	52,504
Accrued Expenses	632,884	466,959
Accrued Municipal Service Taxes	148,523	159,841
Accrued Payroll and related taxes	1,264,031	1,366,938
Accrued Employee Benefits	167,485	180,819

Total Current Liabilities	3,884,873	3,543,674

LONG TERM LIABILITIES
Long term debt	235,765	352,998

Total Long Term Liabilities	235,765	352,998

TOTAL LIABILITIES	4,120,638	3,896,672

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,691,134 and 8,459,250 shares
issued and outstanding at September 30, 2008 and December 31, 2007
respectively	8,691	8,456
Paid in capital	2,713,459	1,903,194
Accumulated deficit	(2,648,714)	(2,025,245)
Accumulated other comprehensive loss	(490,435)	(638,344)
Total Stockholders' Deficit	(416,999)	(751,939)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,703,639	$3,144,733

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Service revenue	$1,214,201	$785,090	$3,310,310	$2,053,775
Revenue from receivable portfolios	52,347		52,347
Total revenues	1,266,548	785,090	3,362,657	2,053,775

COST OF SERVICES	756,360	495,525	2,031,296	1,342,970

GROSS PROFIT	510,188	289,565	1,331,361	710,805

COSTS AND EXPENSES
Selling, general and administrative	462,968	316,479	1,321,341	992,484
Depreciation	31,999	34,366	111,438	91,782
Amortization	18,347	18,348	55,041	55,042
Interest expense	172,250	99,478	433,847	244,325
Total costs and expenses	685,564	468,671	1,921,667	1,383,633

OPERATING LOSS	(175,376)	(179,106)	(590,306)	(672,828)

OTHER INCOME (EXPENSE)
Interest income and other	(26,882)	8,373	(25,998)	31,279
Total Other Income(expense)	(26,882)	8,373	(25,998)	31,279

LOSS BEFORE INCOME TAX AND SOCIAL
CONTRIBUTION	(202,258)	(170,733)	(616,304)	(641,549)

Income tax and social contribution	7,165	3,950	7,165	3,950

NET LOSS	$(209,423)	$(174,683)	$(623,469)	$(645,499)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.07)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,691,134	8,456,250	8,558,866	8,456,250

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(623,469)	$(645,499)
Noncash items included in net loss
Depreciation	111,438	99,400
Amortization of intangibles	55,041	55,042
Adjustment of fixed asset balances	37,661	-
Decrease (increase) in assets:
Accounts receivable	(44,532)	(17,677)
Other receivables	(80,899)	(44,363)
Prepaid expenses	(255)	2,542
Security deposit	(1,350)	-
Investment in receivable portfolio	(351,700)	-
Increase (decrease) in liabilities:
Accounts payable	35,846	(91,614)
Accrued expenses	199,797	210,111

NET CASH USED IN OPERATING ACTIVITIES	(662,422)	(432,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(24,246)	(47,952)

NET CASH USED IN INVESTING ACTIVITIES	(24,246)	(47,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc	1,000,000	-
Loan from related party	88,788	56,012
Net change in bank loans	-	6,076
Proceeds from new loans	130,935	224,689
Repayment of loans	(503,315)	(205,830)
Issuance of common stock	10,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	726,908	80,947

EFFECT OF EXCHANGE RATE OF CASH	(62,859)	12,422

NET DECREASE IN CASH	(22,619)	(386,641)

CASH, beginning of period	467,195	896,531

CASH, end of period	$444,576	$509,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$423,935	$244,325

Non cash items
Purchase of furniture and equipment	$43,095	$91,470

Conversion of loan from Keyano Invest, Inc to common stock	$800,000	$-

Loans and accounts payable incurred for acquisition of receivable portfolio	$327,117	-

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2007 filed April 15, 2008.

NOTE B – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiaries Engepet Energy Enterprises, Inc. and United Oil Services, Inc. All material intercompany transactions have been eliminated in consolidation.

NOTE C – INVESTMENT IN RECEIVABLE PORTFOLIO

Under the guidance provided by AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”, the Company accounts for a portfolio of distressed debt assets purchased by its subsidiary, ATN Capital e Participacoes Limitada. The portfolio purchased from Ativos SA Securitizadora de Creditos Financeiros for R$1,299,458 (approximately $816,294) on June 2, 2008 consists of past due and unpaid debt from more than 41,000 Brazilian consumers and has a face value of approximately $ 305 million as of the purchase date. The Company has established three pools of accounts, with each pool recorded at cost.

SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least, in part, to credit quality. SOP 03-3 limits accretable yield to the excess of the investor's estimate of undiscounted cash flows over the investor's initial investment in the loan and prohibits the recognition of the non-accretable difference. Under SOP 03-3, subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
September 30, 2008

NOTE C – INVESTMENT IN RECEIVABLE PORTFOLIO (CON’T)

The following table reflects the initial carrying amount and cash flows expected to be collected for the quarters ending September 30 and December 31, 2008 and for the years ending December 31, 2009 through 2013:

		Cash Flows
	Beginning	Expected		Reduction of
Year Ended	Carrying	to be	Interest	Carrying	Ending Carrying
31-Dec	Amount	Collected	Income	Amount	Amount

30-Sep-08	$678,816	$52,347	$52,347	$0	$678,816
31-Dec-08	678,816	57,554	40,469	17,085	661,731
31-Dec-09	661,731	239,331	156,517	82,814	578,917
31-Dec-10	578,917	239,331	136,930	102,401	476,516
31-Dec-11	476,516	239,331	112,710	126,621	349,895
31-Dec-12	349,895	239,331	82,987	156,344	193,551
31-Dec-13	193,551	239,331	45,780	193,551	0
Totals		$1,306,556	$627,740	$678,816

Initial accretable yield has been calculated as follows:

Cash flows expected to be collected as of 9/30/08	$1,306,556
Less: Initial Investment	678,816
Yield accreted to date	52,347

Accretable Yield as of 9/30/08	$575,393

The Company purchased the receivable portfolio for R$1,299,458 (the US$ equivalent at September 30, 2008 is $678,816). The Company financed the purchase with cash and notes. At September 30, 2008, two Notes Payable totaling R$626,200 are outstanding. The notes are due December 2009 and bear interest at the rate of 1.5% per month. The notes are included in the caption loans from officer and loan from an individual on the balance sheet. The loan from an individual is deemed to be a related party because of his affiliation with the Company. At September 30, 2008, the balance of the loan from officer is $67,045 and the loan from an individual is $279,792.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June 2008 to $678,816 at September 30, 2008. The difference of $137,478 is included in accumulated other comprehensive loss.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
September 30, 2008

NOTE D – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,648,714 since inception and the Company has a negative working capital of $2,858,496. The Company has recently formed two new subsidiaries, Engepet Energy Enterprises, Inc. and United Oil Services, Inc. It also seeks to raise capital for working capital and potential capital projects. However, even if the Company does raise capital in the capital markets, there can be no assurances that the revenues and profits will be sufficient to enable it to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E – USE OF ESTIMATES

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

NOTE F – REVENUE RECOGNITION

The Company derives its revenue primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their delinquent debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. The Company is then entitled to a commission on the agreed settlement. The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors. Revenue from the collection of distressed debt owned by the Company is recognized based on the AICPA Statement of Position 03-3 using the interest method. The interest method applies an effective interest rate to the cost basis of each pool, which remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent cash flows. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
September 30, 2008

NOTE G – PURCHASE OF FIXED ASSETS

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

During the quarter ended September 30, 2008, the Company purchased new computer equipment valued at approximately $4,533.

During the quarter ended September 30, 2008, the Company purchased new computer equipment valued at approximately $1,750. The equipment is being financed over a three year period at 13.8% per year.

During the quarter ended September 30, 2008, the Company wrote off approximately $230,000 of fully depreciated assets that are no longer in use.

During the quarter ended September 30, 2008, the Company borrowed approximately $78,275 from an individual for working capital purposes. The loan is to be repaid over a period of 18 months at an interest rate of 1.8% per month.

NOTE H – RELATED PARTY

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

NOTE I – STOCKHOLDERS’ EQUITY

On May 13, 2008 the Company issued 3,000 shares of its common shares for $10,500, or $3.50 per share.

On June 5, 2008, the Company issued 231,884 shares of its commons shares in conversion of an $800,000 debenture from Keyano Invest, Inc, a related party. The shares were converted at $3.45 per share.

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

Revenue from the collection of distressed debt owned by the Company is recognized based on the AICPA Statement of Position 03-3 using the interest method. The interest method applies an effective interest rate to the cost basis of each pool, which remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent cash flows. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

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

Based upon this valuation, we believe that, as of December 31, 2007 and September 30, 2008, there is no impairment loss of goodwill or other intangible assets and an adjustment to the carrying values of the assets is not required.

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

Investment in Receivable Portfolio

Under the guidance provided by AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”, the Company accounts for a portfolio of distressed debt assets purchased by its subsidiary, ATN Capital e Participacoes Limitada. The portfolio purchased from Ativos SA Securitizadora de Creditos Financeiros for R$1,299,458 (approximately $816,294) on June 2, 2008 consists of past due and unpaid debt from more than 41,000 Brazilian consumers and has a face value of approximately $ 305 million as of the purchase date. The Company has established three pools of accounts, with each pool recorded at cost.

SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least, in part, to credit quality. SOP 03-3 limits accretable yield to the excess of the investor's estimate of undiscounted cash flows over the investor's initial investment in the loan and prohibits the recognition of the non-accretable difference. Under SOP 03-3, subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments.

The following table reflects the initial carrying amount and cash flows expected to be collected for the quarters ending September 30 and December 31, 2008 and for the years ending December 31, 2009 through 2013:

	Beginning	Cash Flows Expected		Reduction of
Year Ended	Carrying	to be	Interest	Carrying	Ending Carrying
31-Dec	Amount	Collected	Income	Amount	Amount

30-Sep-08	$678,816	$52,347	$52,347	$0	$678,816
31-Dec-08	678,816	57,554	40,469	17,085	661,731
31-Dec-09	661,731	239,331	156,517	82,814	578,917
31-Dec-10	578,917	239,331	136,930	102,401	476,516
31-Dec-11	476,516	239,331	112,710	126,621	349,895
31-Dec-12	349,895	239,331	82,987	156,344	193,551
31-Dec-13	193,551	239,331	45,780	193,551	0
Totals		$1,306,556	$627,740	$678,816

Initial accretable yield has been calculated as follows:

Cash flows expected to be collected as of 9/30/08	$1,306,556
Less: Initial Investment	678,816
Yield accreted to date	52,347

Accretable Yield as of 9/30/08	$575,393

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

The following table summarizes the results of our operations during the three-month period ended September 30, 2008, and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2008 to the same period of 2007.

	ThreeMonths Ended September 30, 2008	Three Months Ended September 30, 2007	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,266,548	785,090	481,458	61.33
Net income (loss)	(209,423)	(174,683)	(34,740)	(19.89)
Cost of Services	756,360	495,525	260,835	52.64
Selling, General and Administrative Expense	462,968	316,479	146,489	46.29
Interest Expense	172,250	99,478	72,772	73.15
Earnings (Loss) per common share	(.02)	(.02)	(0.00)	0.00

Revenues.  We had revenues of $1,266,548 in the three-month period ending September 30, 2008, compared to revenues of $785,090 during the same period in 2007.  Our revenues increased $481,458 or 61.33% in the three-month period ending September 30, 2008 primarily due to an increase in collection of receivables, revenue from receivable portfolios from ATN and revenue from services provided by Engepet Energy Enterprises and United Oil Services, Inc.

Net Loss.  During the three-month period ending September 30, 2008 we incurred a net loss of $(209,423) compared with $(174,683) for the same period in the prior year.  The decrease in our loss is primarily due to an increase in expenses as described below offset by increased revenues.

Cost of Services.  Our cost of services for the three-month period ending September 30, 2008 was $756,360 as compared to $495,525 during the same period in 2007.  This increase of $260,835 or 52.64% is primarily the result of increased salaries and related expenses , transportation expenses ,and internship program expenses from ATN and expenses related to Engepet Energy Enterprises and United Oil Services, Inc.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $146,489 or 46.29%, to $462,968 in the three-month period ending September 30, 2008 compared to $316,479 in the same period in 2007. The increase is primarily due to increased communication costs during the third quarter.

Interest Expense. Interest expense in the three-month period ending September 30, 2008 was $172,250 and interest expense in the same period of 2007 was $99,478.  Interest expense increased $72,772 or 73.15% in the three-month period ending September 30, 2008 mainly due to the increase of new borrowings over the past year.

Loss per Common Share. Loss per common share for the three-month period ending September 30, 2008 was $(.02) as compared to a loss of $(.02) during the same period of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

The following table summarizes the results of our operations during the nine-month period ended September 30, 2008, and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the second fiscal quarter of 2008 to the same period of 2007.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	3,362,657	2,053,775	1,308,882	63.73
Net income (loss)	(623,469)	(645,499)	22,030	3.41
Cost of Services	2,031,296	1,342,970	688,326	51.25
Selling, General and Administrative Expense	1,321,341	992,484	328,857	33.13
Interest Expense	433,847	244,325	189,522	77.57
Earnings (Loss) per common share	(.07)	(.08)	.01	(12.5)

Revenues.  We had revenues of $3,362,657 in the nine-month period ending September 30, 2008, compared to revenues of $2,053,775 during the same period in 2007.  Our revenues increased $1,308,882 or 63.73% in the nine-month period ending September 30, 2008 primarily due to an increase in collection of receivables in ATN and revenue from Engepet Energy Enterprises and United Oil Services, Inc.

Net Loss.  During the nine-month period ending September 30, 2008 we incurred a net loss of $(623,469) compared with $(645,499) for the same period in the prior year.  The decrease in our loss is primarily due to an increase in expenses as described below offset by increased revenues.

Cost of Services.  Our cost of services for the nine-month period ending September 30, 2008 was $2,031,296 as compared to $1,342,970 during the same period in 2007.  This increase of $688,326 or 51.25% is primarily the result of increased salaries and related expenses , transportation expenses, and internship program expenses from ATN and expenses related to Engepet Energy Enterprises and United Oil Services, Inc.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $328,857 or 33.13%, to $1,321,341 in the nine-month period ending September 30, 2008 compared to $992,484 in the same period in 2007. The increase is primarily due to an increase in communication expenses.

Interest Expense. Interest expense in the nine-month period ending September 30, 2008 was $433,847 and interest expense in the same period of 2007 was $244,325.  Interest expense increased $189,522 or 77.57% in the nine-month period ending September 30, 2008 mainly due to the increase of new borrowings over the past year.

Loss per Common Share. Loss per common share for the nine-month period ending September 30, 2008 was $(.07) as compared to a loss of $(.08) during the same period of 2007.  This decrease in the loss per share is due to the decreased loss for the period ended September 30, 2008.

Cash Flow Items
The following table provides the statements of net cash flows for the nine-month period ended September 30, 2008:

	Nine Months Ended September 30,
	2008	2007
Net Cash Provided By (used in) Operating Activities	(662,422)	(432,058)
Net Cash Used in Investing Activities	(24,246)	(47,952)
Net Cash Provided by Financing Activities	726,908	80,947
Net Increase (decrease) in Cash and Cash Equivalents	(22,619)	(386,641)
Cash and Cash Equivalents - Beginning of Period	467,195	896,531
Cash and Cash Equivalents - End of Period	444,576	509,890

We used $662,422 of cash from our operating activities during the nine months ended September 30, 2008 as compared to $432,058 cash used during the nine months ended September 30, 2007.  The difference of $230,364 is mainly attributable to the purchase of a debt receivable portfolio for $351,700 offset by an increase in accounts payable of $117,146 and non cash items of $49,698.

We used $24,246 in cash from our investing activities during the nine months ended September 30, 2008, as compared to $47,952 used in the prior period ending September 30, 2007.  These funds were used for the purchase of fixed assets.

We provided a net $726,908 from financing activities during the nine-month period ended September 30, 2008 as compared to $80,947 during the nine months ended September 30, 2007.  The change is primarily due to a increase in new borrowings from a related party $1,000,000 offset by payments on notes payable. In June 2008, the balance of the related party borrowing ($800,000) was converted to 231,884 shares of common stock.

Balance Sheet Items

As of September 30, 2008, we had total current assets of $1,026,377, as compared to $913,939 as of September 30, 2007.  Our total assets as of September 30, 2008 were $3,703,639 as compared to $3,088,489 as of September 30, 2007.  We had total current liabilities of $3,884,873 as of September 30, 2008 as compared to $3,848,097 as of September 30, 2007, and we had total liabilities of $4,120,638 as of September 30, 2008 as compared to $4,242,189 as of September 30, 2007.

The increase in total assets is primarily due to the purchase of a debt receivable portfolio for $678,817. The decrease in total liabilities is primarily due to a decrease in long term debt.

As of September 30, 2008, our total Stockholders’ Equity (deficit) was $(416,999) as compared to $(1,153,700) at September 30, 2007.  This change was due to an increase in capital stock and paid in capital of $810,500 offset by operating losses and losses due to foreign exchange rates.

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

We had cash and cash equivalents of approximately $444,576 as of September 30, 2008 and we had short-term liabilities in the amount of $3,884,873, as well as long-term liabilities in the amount of $235,765 as of September 30, 2008.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

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

As of September 30, 2008, we had cash assets of $444,576 and total assets of $3,703,639 as compared to cash assets of $509,889 and total assets of $3,088,489 as of September 30, 2007.  This increase is primarily due to the purchase of a debt receivable portfolio in the amount of $678,817.   We have a $(2,858,496) negative working capital at September 30, 2008, of which $1,580,039 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 9.6% to 12.84% per year.  The balance of the loans at September 30 2008 was $298,064.

Long-Term Debt

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazil. The equipment valued at approximately $189,500 is financed over a three year period at rates ranging from 12% to 12.84% per year.

In June, 2007, the Company refinanced a working capital loans from Banco Bradesco. The loan is valued at approximately $1,143,000 and is payable in 24 monthly installments at 2.6% per month, commencing July, 2007. The loans are guaranteed by a promissory note signed by ATN’s directors

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments at 2.73% per month, commencing July, 2007. The loans are guaranteed by a promissory note signed by ATN’s directors.

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

During the quarter ended September 30, 2008, the Company purchased new computer equipment valued at approximately $1,750. The equipment is being financed over a three year period at 13.8% per year.

An analysis of the current and long-term portion of the debt at September 30, 2008 is as follows:

Total loans outstanding	$512,338

Less: current portion	$276,573

Long-term portion	$235,765

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 2.
UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2008 that were not previously disclosed in a report that was filed during that period.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the third quarter of fiscal year 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.
OTHER INFORMATION.

On May 13, 2008 the Company issued 3,000 shares of its common shares for $10,500, or $3.50 per share.

On June 5, 2008, the Company issued 231,884 shares of its commons shares in conversion of an $800,000 debenture from Keyano Invest, Inc, a related party. The shares were converted at $3.45 per share.

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

DATED:  November 18, 2008

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