Form 10-K
period 2008-12-31
LEXICON UNITED INC
filed 2009-04-15
CIK 1158201

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-33131

LEXICON UNITED INCORPORATED
(Exact name of small Business Issuer as specified in its charter)

Delaware	06-1625312
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4500 Steiner Ranch Blvd., Suite 1708
Austin, TX	78732
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (512) 266-3507

n/a
____________________________________________
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $4,331,355

As of April 14, 2009, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the most recent quote on the OTCBB of $1.90 per share is $741,950.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,696,134 shares of common stock par value $0.001 as of April 14, 2009.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Lexicon United Incorporated and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

When used in this report, the terms “Lexicon,” “Company,” “we,” “our,” and “us” refer to Lexicon United Incorporated.

PART I

ITEM 1.	BUSINESS.

Background

Our corporate name is Lexicon United Incorporated. We were incorporated on July 17, 2001 in the state of Delaware. We were a “blank check” company and had no operations other than organizational matters and conducting a search for an appropriate acquisition target until February 27, 2006 when we completed an acquisition transaction with ATN Capital e Participacoes Ltd. ("ATN"), a Brazilian limited company, that had commenced business in April 1997. ATN is engaged in the business of managing and servicing accounts receivables for large financial institutions in Brazil.

Acquisition of ATN Capital & Participações Ltda

On February 27, 2006, we completed an acquisition transaction with ATN whereby we acquired 400,000 shares of ATN common stock, constituting 80% of ATN’s issued and outstanding capital stock, from the two stockholders of ATN in exchange for 2,000,000 shares our common stock. The purchase price was subsequently adjusted to an aggregate of 1,200,000 shares of our common stock.  Upon the consummation of such share exchange, the two stockholders of ATN became holders of approximately 13.8% of our outstanding common stock in the aggregate and ATN became our majority-owned subsidiary.  When we refer in this report to business for periods prior to the consummation of the acquisition, we are referring to the business of ATN.

Our Business Generally
The Company and its subsidiary, ATN, are engaged in the business of purchasing, managing and collecting defaulted consumer receivables for its own account and managing, collecting and servicing portfolios of defaulted and charged-off account receivables for large financial institutions in Brazil.  These receivables are acquired from consumer credit originators, primarily credit card issuers in Brazil.

ATN is was formed in 1997 and is a  financial service company specialized in collection and credit  recovery.  ATN employs a staff of more than 300, who seek to locate and contact customers and arrange payment or resolution of their debt on a friendly basis.

The Company intends to continue to raise the necessary capital to facilitate its subsidiary to purchase “selected” defaulted and charged-off account receivable portfolios.  The Company further intends to position ATN as one of the principal companies in the debt recovery market in Brazil with a proven operational platform.  We believe that purchasing and servicing our “own” debt portfolios can result in a saving of costs and time over servicing third party collections.

We derive our revenues primarily from collection of distressed debt by either entering into non-binding agreements with financial institutions to collect their debt or acquiring portfolios of distressed debt for our own account. Where we are collecting debt for a third party, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors.

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

In addition, the Company also engages in the provision of oilfield services through its two subsidiaries, Engepet Energy Enterprises, Inc. and United Oil Services, Inc.  As of this date, these subsidiaries are in a start-up phase and have produced only minimal revenues.

An Overview of Our Industry

The servicing and collection of charged-off and semi-performing consumer receivables in Brazil is a growing industry that is driven by:

•	increasing levels of consumer debt;
•	increasing defaults of the underlying receivables; and
•	increasing utilization of third-party providers to collect such receivables.

The Company believes that  consumer credit in Brazil has been increasing in the past several years and will continue growing in the future.

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

Determination of Obligor Contact Data.

In cases where the client’s customer’s contact information is unknown, we conduct research through the “CreditLink” system to determine a means of contacting the customer debtor. “CreditLink” is a third-party service that assists with investigations into customer contact information. Once we have located the client’s customer, the notification process can begin.

Payment Process.

After we receive payment from the client’s customer, depending on the terms of our contract with the client, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our collection services.  Where we own the accounts, the proceeds of collection are retained by the Company.

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

Collection Strategy

In connection with each collection matter, we perform a collectibility analysis utilizing information prepared by our statisticians. This analysis is the basis for our collection efforts and dictates our strategy for any particular receivable or group of receivables. We continuously refine this analysis to determine the most effective collection strategy to pursue for each account.

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

Call Center

We provide our services through the operation of our main call center, located in Rio de Janeiro, Brazil, which utilizes approximately 300 persons.

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

Major Customers

We have approximately 18 clients.  However, we rely on four major clients for approximately 68.09% of our income.  During fiscal year 2008 revenues from our clients Ativos, Banco do Brasil, Banco HSBC, Unibanco, Banco IBI, and Leader constituted approximately 10.75%, 12.26%, 11.5%, 8.9%,15.08%, and 9.31% of our total revenues, respectively.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

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

Employees

As of December 31, 2008, we had a total of approximately 300 full-time employees. Our employees are not represented by a labor union. We believe that our relations with our employees are satisfactory.

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

Financial Risks

We only have approximately $291,453 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs.

As of December 31, 2008, we had approximately $291,453 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

 In February 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms-length basis between the parties.  During the quarter ended June 3, 2008, the Company repaid Keyano Invest Inc $200,000 and converted the remaining balance of $800,000 to a 2% convertible debenture.  On June 4, 2008, the debenture was converted to 231,884 shares of common stock at a conversion price of $3.45 per share.

Risks Relating To Our Business

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

We have incurred net losses of $760,747 in 2008 and $307,422 in 2007 and an accumulated deficit of $2,958,232 and has a negative working capital of $2,371,604 at December 31, 2008. There can be no assurances that we will be able to operate profitably in the future. In the event that we are not successful in implementing its business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

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

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We anticipate that it will be necessary to invest in technology in the future to remain competitive. During the fiscal years ended December 31, 2008 and 2007, we invested approximately $26,000 and $182,000 in technology, respectively. We expect that in future years we will have to invest similar amounts in technology. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

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

For the years ended December 31, 2008 and 2007, we derived approximately 95.8 and 100 percent of our revenue, respectively, from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

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

We rely on six major clients for a significant portion of our revenues. The loss of these customers as our clients or their failure to pay us could reduce revenues and adversely affect the results of our operations.

We have approximately 18 clients.  However, in the fiscal year ended December 31, 2008 we relied on six major clients for approximately 68.09% or our income.  Revenues from our clients Ativos, Banco do Brasil, HSBC, Unibanco, Banco IBI, and Leader constituted approximately 10.75%, 12.26%, 11.5%, 8.8%, 15.08%, and 9.31% of our total revenues, respectively.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.  The number of major clients on whom we rely has remained unchanged from fiscal year 2007 to 2008.  During fiscal year 2008, no one customer was responsible for more than 20% of our revenues during this period.

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

Our management team, including the management of our subsidiary, ATN, collectively owns approximately 95% of the outstanding common stock. Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of February 27, 2009, we had outstanding  8,696,134 shares of common stock. Accordingly, we have 31,303,866 shares of common stock available for future sale.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control.In addition, we are also subject to Section 203 of the Delaware General Corporation Law that, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our Certificate of Incorporation, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change-in-control and prevent changes in our management, even if such things would be in the best interests of our stockholders

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices in the U.S.A. are located at 4500 Steiner Ranch Boulevard, Suite 1708, Austin, Texas 78732. This space is the residence of our Secretary and we utilize the space on a rent-free basis pursuant to a verbal understanding with our Secretary.

ATN’s executive offices are located on the 8th Floor of a modern 11-storey executive office building located at Largo de São Francisco de Paula 42, Centro Historico Rio de Janeiro, CEP 20.051-070. ATN’s office space consists of 500 square meters: of which 300 square meters is used as a call center; 50 square meters is used for administrative offices; 20 square meters is used for our conference room; and 60 square meters is used for a training room with a 30-person capacity. The Company also owns 16 parking spaces in the building which is an added benefit to conducting business in the middle of Rio de Janeiro’s downtown historical center. ATN’s President, Omar Malheiro Silva Araújo, has purchased the 9th floor of the same building and has leased it to the Company for annual rent of $27,500.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2008, the Company was not a party to any pending or threatened legal proceedings.  ATN is a party to several employment-based lawsuits which the Company does not consider material.  The Company has accrued approximately $57,000 as a reserve for liability in connection with these matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008, and no meeting of shareholders was held.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is quoted on OTC Bulletin Board, under the trading symbol “LXUN.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Common Stock	High	Low
2007
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.35
2008
First Quarter	$4.25	$2.50
Second Quarter	$5.50	$2.95
Third Quarter	$5.00	$3.00
Fourth Quarter	$4.00	$0.70

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2008, we had a total of 8,696,134 shares of our common stock outstanding.  Of these shares, 8,300,634 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 8,696,134 shares of our common stock to approximately 100 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes. During the quarter ended June 30, 2008, the Company repaid Keyano Invest Inc $200,000 and converted the remaining balance of $800,000 to a 2.5% convertible debenture. On June 5, 2008, the Company issued 231,884 shares of its commons shares in conversion of an $800,000 debenture from Keyano Invest, Inc, a related party. The shares were converted at $3.45 per share.

On May 13, 2008 the Company issued 3,000 shares of its common shares for $10,500, or $3.50 per share.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended	12/31/2008	12/31/2007	12/31/2006

Revenues	4,331,355	2,825,927	2,512,205
Net Loss	(760,747)	(307,422)	(1,264,576)
Net loss per share	(0.09)	(0.04)	(16.00)
Weighted average no shares	8,597,205	8,456,250	8,143,921
Stockholders' deficit	(322,610)	(924,179)	(117,372)
Total assets	3,062,146	2,984,733	3,288,172
Total liabilites	3,384,756	3,908,912	3,405,544

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND USE OF TERMS

This annual report contains forward-looking statements, which reflect our views with respect to future events and financial performance.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements.  These forward-looking statements are identified by, among other things, the words “anticipates”, “believes”, “estimates”, to expects”, “plans”, “projects”, “targets” and similar expressions.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that may cause actual results to differ from those projected include the following factors:

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

Revenue Recognition

We derive our revenues primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their debt. Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established. We are then entitled to a commission on the agreed settlement. We earn and record the pro rata commission for each installment, when the installment payments are received from the debtors. Our average fee was approximately 15% during the fiscal years ended December 31, 2008 and 2007.

Revenue from the collection of distressed debt owned by the Company is recognized based on the AICPA Statement of Position 03-3 using the interest method.  The interest method applies an effective interest rate to the cost basis of each pool, which remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent cash glows.  Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost.  The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and  assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.

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

Uncertainties that Affect our Financial Condition

We have approximately eighteen clients, but we currently rely on six major clients for a significant portion of our revenue.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these clients were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.  The number of major clients on whom we rely has increased for fiscal years 2007 to 2008.  During fiscal year 2008, no one customer has been responsible for more than 20% of our revenues.

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

Charged-off receivables accounted for more approximately 99% of our business in 2008, while semi-performing and performing receivables each accounted for less than 1% of our business in the period.

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

Investment in Receivable Portfolio

The Company’s subsidiary ATN Capital e Participacoes Limitada ( “ATN”) has extensive experience in the field of distressed credit card and consumer loan receivable collections.  It had previously only collected distressed debt for large credit card companies and financial institutions in Brazil, on a commission basis.  In 2008, in addition to working for the large institutions, it decided to purchase its own portfolio of distressed debt.  The portfolio was purchased for R$1,299,458 (approximately US$816,294) on June 2, 2008.  The portfolio includes past due and unpaid debt from more than 41,000 Brazilian consumers and has a face value of approximately R$500,000,000 (or US$305 million as of the purchase date).

The Company has adopted AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”.  In accordance with SOP 03-3, the company has divided the portfolio into three pools, with each pool recorded at cost.  SOP 3-03 addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3, limits accretable yield to the excess of the investor’s estimate of undiscounted cash flows over the investor’s initial investment in the loan and prohibits the recognition of the non-accretable difference.  Under SOP 3-03, subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments.

During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  The Company believes that its original projections are still accurate and attributes the excess collections to the sale of a batch of accounts spread amongst the three pools.  The excess cash collections provided a reduction to the projected ended carrying amount in $12,301.

The following table reflects the initial carrying value and cash flows expected to be collected for the period of inception June 2, 2008 to December 31, 2008 and for the years ending December 31, 2009 through 2013:

		Cash Flows
Year Ended	Beginning Carrying	Expected to be	Interest	Reduction of Carrying	Ending Carrying
31-Dec	Amount	Collected	Income	Amount	Amount

2008	556,037	90,022	76,028	13,994	542,043
2008	542,043	196,043	128,208	67,835	474,208
2010	474,208	196,043	112,164	83,879	390,329
2011	390,329	196,043	92,323	103,720	286,609
2012	286,609	196,043	67,977	128,066	158,543
2013	158,543	196,043	37,500	158,543	0
Totals		$1,070,237	$514,200	$556,037

Initial accretable yield has been calculated as follows:

Cash flows expected to be collected as of 12/31/08	$1,070,236
Less: Initial Investment	556,037
Yield accreted to date	90,022

Accretable Yield as of 12/31/08	$424,177

The Company financed the purchase with two Notes Payable totaling R$626,200.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the caption loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At December 31, 2008, the balance of the loan including accrued interest,  from officer is $58,982 and the loan from an individual is $245,761.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $556,037 at December 31, 2008.  The difference of $260,257 is included as accumulated other comprehensive loss.

Results of Operations

Year  Ended December 31, 2008 Compared to Year Ended December 31, 2007.

The following table summarizes the results of our operations during the year ended December 31, 2008, and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31,  2008 to the same period of 2007.

	12/31/08	12/31/07	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	4,331,355	2,825,927	1,505,428	53.27
Cost of Services	2,558,467	1,945,827	612,640	31.48
Selling, General and Administrative Expense	1,669,749	663,276	1,006,473	151.74
Interest expense	594,547	360,263	234,284	65.03
Depreciation & amortization	208,298	203,096	5,202	2.56
Interest income & other	(61,041)	39,133	(100,174)	(255.98)
Net income (loss)	(760,747)	(307,422)	(453,325)	(147.46)
Earnings (Loss) per common share	(.09)	(.04)	(.05)	(125.00)

We had revenues of $4,331,355 for the year ended December 31, 2008, compared to revenues of $2,825,927 during the same period in 2007.  Our revenues increased $1,505,428 or 53.27% in the year ended December 31, 2008 primarily due to an increase in collections of receivables in ATN and revenue from Engepet Energy Enterprises and United Oil Services, Inc.

Our cost of services for the year ended December 31, 2008 was $2,558,467 as compared to $1,945,827 during the same period in 2007.  This increase of $612,640 or 31.48% is primarily the result of increased salaries and related expenses , transportation expenses ,and  internship program expenses from ATN and expenses related to Engepet Energy Enterprises and United Oil Services, Inc.

Selling, general and administrative expenses increased by $1,006,473 or 151.74%, to $1,669,749 in the year ended December 31, 2008 compared to $663,276 in the same period in 2007. The change is primarily due to the successful negotiations  in 2007with the Brazilian authorities to favorably settle previously recorded taxes approximating $934,001.  The change is also the result of an increase in officer compensation, software rent, communication expenses and professional fees and other administrative expenses.

Interest expense for the year ended December 31, 2008 was $594,547 and interest expense in the same period of 2007 was $360,263.  Interest expense increased $234,284 or 65.03% in the year ended December 31, 2008 mainly due to the increase of new borrowings over the past year.

During the year ended December 31, 2008 we incurred a net loss of $(760,747) compared with $(307,422) for the same period in the prior year.  The decrease in our loss is primarily due to an increase in expenses as described above offset by increased revenues.

Loss per common share for the year ended December 31, 2008 was $(.09) as compared to a loss of $(.04) during the same period of 2007.  This increase in the loss per share is due to the increased loss for the year ended December 31, 2008.

Cash Flow Items
The following table provides the statements of net cash flows for the year ended December 31, 2008:

	Year Ended December 31,
	2008	2007
Net Cash Provided By (used in) Operating Activities	(660,213)	(581,067)
Net Cash Used in Investing Activities	(302,481)	(52,936)
Net Cash Provided by Financing Activities	871,100	179,097
Net Increase (decrease) in Cash and Cash Equivalents	(175,751)	(429,336)
Cash and Cash Equivalents - Beginning of Period	467,195	896,531
Cash and Cash Equivalents - End of Period	291,453	467,195

We used $660,213 of cash from our operating activities during the year ended December 31, 2008 as compared to $581,067 cash used during the year ended December 31, 2007.  The difference of $79,146 is mainly attributable to an increase in net loss of $453,325 offset by the settlement of tax provisions of $792,978 and decreases in accrued taxes of $239,085.

We used $302,481 in cash from our investing activities during the year ended December 31, 2008, as compared to $52,936 used in the prior year ending December 31, 2007.  These funds were used for the purchase of a receivable portfolio in the amount of $282,126 and fixed assets for $20,355.

We provided a net $871,100 from financing activities during the year ended December 31, 2008 as compared to $179,097 during the year ended December 31, 2007.  The change is primarily due to a increase in new borrowings from a related party $1,000,000 offset by payments on notes payable.  In June 2008, the balance of  the related party borrowing ($800,000) was converted to 231,884 shares of common stock.

Balance Sheet Items

As of December 31, 2008, we had total current assets of $845,280, as compared to $963,941 as of December 31, 2007.  Our total assets as of December 31, 2008 were $3,062,146 as compared to $2,984,733 as of December 31, 2007.  We had total current liabilities of $3,216,884 as of December 31, 2008 as compared to $3,555,914 as of December 31, 2007, and we had total liabilities of $3,384,756  as of December 31, 2008 as compared to $3,908,912 as of December 31, 2007.

The increase in total assets is primarily due to the purchase of a debt receivable portfolio with a balance at December 31, 2008 of $529,742 offset by a decrease in cash of $175,742. The decrease in total liabilities is primarily due to a decrease in accrued taxes and benefits of 496,544.

As of December 31, 2008, our total Stockholders’ Equity (deficit) was $(322,610) as compared to $(924,179) at December 31, 2007.  This change was due to an increase in capital stock and paid in capital of $823,000 offset by operating losses and gains due to foreign exchange rates.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services tax liability by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability, we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.  We had cash and cash equivalents of approximately $291,453 as of December 31, 2008 and we had short-term liabilities in the amount of $3,216,884, as well as long-term liabilities in the amount of $167,872 as of December 31, 2008.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary. During 2007, the Company successfully negotiated with Brazilian authorities to favorably settle previously recorded municipal service taxes of $730,000.  In addition, the company further evaluated related payroll tax provisions and reduced same by approximately $200,000.

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

As of December 31, 2008, we had cash assets of $291,453 and total assets of $3,062,146 as compared to cash assets of $467,195 and total assets of $2,984,733 as of December 31, 2007. This increase is primarily due to the purchase of a debt receivable portfolio with a balance at December 31, 2008 of $529,742.   We have a $(2,371,604) negative working capital at December 31, 2008, of which $1,223,294 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 26% to 42% per year.  The balance of the loans at December 31, 2008 was $267,039.

Long-Term Debt

On April 17, 2006, the Company closed on a Real Estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participacoes, Ltda.’s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 13.29%.  At December 31, 2008, the balance of the loan is $123,676.

In August 2006, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $38,395 is financed over a three year period at 14.4% per year.  At December 31, 2008, the balance of the loan is $10,678..

In September 2006, the Company purchased new furniture.  The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index.  The loan is payable in 48 monthly installments commencing October 8, 2007.  The loan is secured by the furniture.  At December 31, 2008, the balance of the loan is $70,544.

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments plus interest of 2.73% per month, commencing July, 2007. The loans are personally guaranteed by ATN’s directors. At December 31, 2008 the balance is $26,225.

In June, 2007, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $207,400 and is payable in 24 monthly installments plus interest of 2.60% per month, commencing July, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $18,043.

In September, 2007, the Company borrowed $51,000 from Santander. The loan is payable in 16 monthly installments plus interest of 3.9% per month, commencing October, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $11,302.

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $189,500 is financed over a three year period plus interest at rates ranging from 12% to 12.84% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2008 is $19,642.

In January 2008, the Company purchased new air conditioning equipment.  The equipment valued at approximately $28,000 is being financed over a three year period at 12% per year. The balance of the loan at December 31, 2008 is 14,445.

In July, 2008, the Company borrowed approximately $77,000 from Banco ITAU. The loan is payable in 18 monthly installments plus interest of 2.28% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $58,743.

In July, 2008, the Company borrowed approximately $3,500 from Officer Distrib. The loan is payable in 36 monthly installments plus interest of 1.15% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $1,231.

In October, 2008, the Company borrowed approximately $60,000 from Banco ITAU. The loan is payable in 9 monthly installments plus interest of 2.88% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $54,278.

In November, 2008, the Company borrowed approximately $43,000 from Banco Bradesco. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $39,224

In November, 2008, the Company borrowed approximately $52,000 from Unibanco-Capital De Giro. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $48,584.

During the year ended December 31, 2008, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $15,500 is financed over a three year period plus interest at rates ranging from 11.4% to 13.8% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2008 is $7,087.

In December, 2008, the Company borrowed approximately $30,000 from Banco Real. The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing December, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $29,952.

An analysis of the current and long-term portion of the debt at December 31, 2008 is as follows:

Total loans outstanding	$533,654

Less: current portion	$365,782

Long-term portion	$167,872

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

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2008 and 2007 (restated) and the reports thereon of Meyler & Company, LLC.

LEXICON UNITED INC. AND SUBSIDIARIES

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (RESTATED)

CONTENTS

Report of Independent Registered Public Accounting Firm	Page	F 1

Consolidated Balance Sheets		F 2

Consolidated Statements of Operations		F 3

Consolidated Statements of Cash Flows		F 4

Consolidated Statement of Stockholders’ Deficit		F 6

Notes to Consolidated Financial Statements		F 7

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lexicon United Incorporated
Austin, TX

We have audited the accompanying consolidated balance sheets of Lexicon United Inc. and Subsidiaries as of December 31, 2008 and 2007 (Restated)  and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008 and 2007 (Restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexicon United Inc. and Subsidiaries as of December 31, 2008 and 2007 (Restated), and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and 2007 (Restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company incurred net losses of $760,747 and $307,422 in 2008 and 2007, respectively, and had an accumulated deficit of $2,958,232 at December 31, 2008. There are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note B.  The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 15, 2009

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
		(Restated)

CURRENT ASSETS
Cash and equivalents	$291,453	$467,195
Accounts receivable	342,144	288,588
Other receivables	211,520	205,013
Prepaid expenses	163	3,145
Total Current Assets	845,280	963,941

FIXED ASSETS
Building, equipment, and leasehold improvements,
net of accumulated depreciation of $237,570 and
$471,766 at December 31, 2008 and 2007, respectively	478,896	740,525

OTHER ASSETS
Investment in receivable portfolio	529,742
Customer lists, net of amortization of $154,116 and $102,744 at
December 31, 2008 and 2007, respectively	359,617	410,989
Trade names, net of amortization of $66,050 and $44,034 at
December 31, 2008 and 2007, respectively	154,120	176,137
Goodwill	693,141	693,141
Security deposit	1,350
Total Other Assets	1,737,970	1,280,267

TOTAL ASSETS	$3,062,146	$2,984,733

CURRENT LIABILITIES
Loans payable to banks	$267,039	$491,474
Current portion of long term debt	365,782	270,603
Bank Overdrafts	301,282	378,514
Note payable to an individual	292,262
Accounts Payable	102,049	176,022
Loans payable to officer	187,605	52,504
Accrued Expenses	477,571	466,959
Accrued Municipal Service Taxes	125,017	159,841
Accrued Payroll and related taxes	984,358	1,379,178
Accrued Employee Benefits	113,919	180,819
Total Current Liabilities	3,216,884	3,555,914

LONG TERM LIABILITIES
Long term debt	167,872	352,998
Total Long Term Liabilities	167,872	352,998

TOTAL LIABILITIES	3,384,756	3,908,912
STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000
shares authorized, none issued and outstanding
Common stock $0.001 par value, 40,000,000
shares authorized, 8,696,134 and 8,456,250 shares
issued and outstanding at December 31, 2008 and 2007,
respectively	8,696	8,456
Paid in capital	2,725,954	1,903,194
Accumulated other comprehensive loss	(99,028)	(638,344)
Accumulated deficit	(2,958,232)	(2,197,485)
Total Stockholders' Deficit	(322,610)	(924,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,062,146	$2,984,733

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2008	2007
		(Restated)
REVENUES
Service revenues	$4,331,355	$2,825,927

COST OF SERVICES	2,558,467	1,945,827

GROSS PROFIT	1,772,888	880,100

COSTS AND EXPENSES
Selling, general and administrative (including reversal of $141,023 and
$934,001 for Municipal Service taxes and payroll related taxes
and benefits in 2008 and 2007, respectively)	1,669,749	663,276
Depreciation	134,909	129,707
Amortization	73,389	73,389
Total Costs and Expenses	1,878,047	866,372

OPERATING INCOME (LOSS)	(105,159)	13,728

OTHER INCOME (LOSS)
Interest expense	(594,547)	(360,263)
Interest income and other	(61,041)	39,113
Total Other Income (Expenses)	(655,588)	(321,150)

NET LOSS	$(760,747)	$(307,422)

NET LOSS PER COMMON SHARE	$(0.09)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,597,205	8,456,250

See accompanying notes to financials

LEXICON UNITED INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2006	8,456,250	$8,456	$1,903,194	$1,890,063)	$(138,959)	$(117,372)

2006 acquisition share adjustment	(800,000)		(160,000)			(160,000)

Issuance of common stock to officers for compensation at $0.20 per share	560,000		112,000			112,000

Issuance of common stock to consultants for compensation at $0.20 per share	240,000		48,000			48,000

Net loss for the year ended December 31, 2007				(307,422)		(307,422)

Other comprehensive loss					(499,385)	(499,385)

Balance, December 31, 2007	8,456,250	8,456	1,903,194	(2,197,485)	(638,344)	(924,179)

Issuance of common stock at $3.50 per share	3,000	3	10,497			10,500

Issuance of common stock in conversion of an $800,000 debenture from Keyano Invest, Inc. a related party $3.45 per share	231,884	232	799,768			800,000

Fair value of common stock issued in connection with consulting services at $2.50 per share	5,000	5	12,495			12,500

Net loss for the year ended December 31, 2008				(760,747)		(760,747)

Other comprehensive gain					539,316	539,316

Balance, December 31, 2008	8,696,134	$8,696	$2,725,954	$(2,958,232)	$(99,028)	$(322,610)

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(760,747)	$(307,422)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	134,909	129,707
Amortization of intangibles	73,389	73,389
Net assets disposition	30,849
Stock based compensation	12,500	160,000
Provision for contingencies	(141,023)	(934,001)
Decrease (increase) in assets:
Accounts receivable	7,212	(49,315)
Other receivables	(185,267)	(91,192)
Prepaid expenses	730	1,461
Security deposit	(1,350)
Decrease (increase) in liabilities:
Accounts payable	(11,029)	(54,639)
Accrued expenses	120,368	192,614
Accrued municipal service taxes		134,408
Accrued payroll and related taxes	60,193	144,057
Accrued employee benefits	(947)	19,866

NET CASH USED IN OPERATING ACTIVITIES	(660,213)	(581,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in receivable portfolio	(282,126)
Purchase of fixed assets	(20,355)	(52,936)

NET CASH USED IN INVESTING ACTIVITIES	(302,481)	(52,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc	1,000,000
Loan from related party	78,329	52,504
Loan from an individual	65,000
Net change in bank loans	(99,680)	165,764
Proceeds from new loans	599,915	415,246
Repayment of loans	(782,964)	(454,417)
Issuance of common stock	10,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	871,100	179,097

EFFECT OF EXCHANGE RATE OF CASH	(84,148)	25,570

NET DECREASE IN CASH	(175,742)	(429,336)

CASH, beginning of period	467,195	896,531

CASH, end of period	$291,453	$67,195

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the year ended December 31,
	2008	2007
		(Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$594,547	$360,263

Non cash items
Purchase of furniture and equipment	$43,095	$255,595

Conversation of loan from Keyano Invest, Inc. to common stock	$800,000

Loans and accounts payable incurred for acquisition of receivable portfolio	$267,950

Goodwill acquisition adjustment		$(160,000)

Effect on paid-in capital for goodwill acquisition adjustment		$160,000

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE A - RESTATEMENT

The Company’s financial statements for the year ended December 31, 2007 have been restated as follows:

	Previously
	Reported	As Restated
Goodwill (1)	$853,141	$693,141
Accrued payroll and related taxes (2)	1,366,938	1,379,178
Selling, general and administrative expenses (1)	491,036	651,036
Accumulated deficit	(2,085,245)	(2,197,485)

Notes:

(1) To adjust goodwill for a subsequent reduction of 800,000 shares originally issued in connection with the purchase of ATN Capital E Participacoes, Ltda.   The equivalent reduction in shares were then distributed to officers, employees, and consultants as stock based compensation.  Such shares were valued at $0.20 per share.

(2)  To accrue employer portion of payroll taxes.

NOTE B – NATURE OF BUSINESS AND GOING CONCERN

Organization

Lexicon United Incorporated was incorporated on July 17, 2001 under the laws of the State of Delaware and had been a blank check company until February 27, 2006, when it acquired ATN Capital E Participacoes, Ltda., a Brazilian Company (“ATN”). ATN was incorporated in April 1997 and its focus is on the recovery of delinquent accounts (generally, accounts that are 60 days or more past due) for large Brazilian financial institutions. The Company is paid a commission on the settlement of delinquent accounts. The Company formed two new subsidiaries in 2008, Engepet Energy Enterprises, Inc. and United Oil Services, Inc, to work with companies to recover additional oil from oil wells whose production had diminished.  See Note F.

Going Concern

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $2,958,232 and negative working capital of $2,371,604 at December 31, 2008. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less as cash equivalents. There were cash equivalents of $53,781 and $64,260 in 2008 and 2007, respectively.

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.

When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.  During the year ended December 31, 2008, approximately $188,000 of fully depreciated assets and $30,000 of undepreciated assets were written off.

Revenue Recognition

The Company derives its revenue primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their delinquent debt.  Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established.  The Company is then entitled to a commission on the agreed settlement.  The Company earns and records a pro rata commission for each installment, when the installment payments are received from the debtors.  Revenue from the collection of distressed debt, included in a portfolio, by the Company is recognized based on AICPA Statement of Position 03-3 (“SOP-03-3”) using the interest method.  The interest method applies an effective interest rate to the cost basis of each pool in which the distressed debt has been categorized and remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent expected cash flows.  Revenue from the receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost.  See Note E to Financial Statements.

Consolidated Financial Statements

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiaries Engepet Energy Enterprises, Inc. (“Engepet”) and United Oil Services, Inc. (“United”).  All material intercompany transactions have been eliminated in consolidation.  Engepet and United were newly formed in 2008 and their transactions were not deemed to be significant.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets of customer lists and trade names are amortized over a ten year life. The amortization recorded is $220,166 and $146,778 at December 31, 2008 and 2007 respectively.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, and using estimated tax rates in effect for the year in which the differences are expected to reverse.  The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.  In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies.  A change to these factors could impact the estimated valuation allowance and income tax expense.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more  likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  Adoption of FIN 48 did not have a material impact on the Company’s operations or financial condition.

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

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company considers the Brazilian currency (Reais) to be the functional currency of ATN. Assets and liabilities were translated into U.S. dollars at the period end exchange rates. The equity accounts were translated at historical rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of stockholder’s deficit.

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and  assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.  There was no impairment of assets at December 31, 2008,

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method.

The Company accounts for employee stock-based compensation and stock issued for services using the fair value method.  In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares used for services is the date at which the counterparty’s performance is complete.

For services for which the Company issues its common stock, the Company utilizes the fair value of its common stock at month-end and accrues the value of shares to be issued in Stockholders’ Equity, even if the shares have not yet been issued.  Accordingly, earnings per share computations are adjusted.

Effective January 1, 2006, the Company adopted the provisions of (1) FAS 123 R, which requires the Company to recognize stock-based compensation in the financial statements for all share-based payment awards made to employees and directors based upon the grant date fair value of those awards, and (2) SAB 107, which provides guidance to public companies relating to adoption of FAS 123 R.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements.  In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets).  In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS 157 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the consolidated results of operations, cash flows or financial position.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company results of operations, cash flows or financial position.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for acquisitions made after November 30, 2009.

The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is required to be retrospectively applied. The Company is currently evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

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

In February 2008, the FASB approved a FASB Staff Position ("FSP") that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE E  -  INVESTMENT IN RECEIVABLE PORTFOLIO

The Company’s subsidiary ATN Capital e Participacoes Limitada ( “ATN”) has extensive experience in the field of distressed credit card and consumer loan receivable collections.  It had previously only collected distressed debt for large credit card companies and financial institutions in Brazil, on a commission basis.  In 2008, in addition to working for the large institutions, it decided to purchase its own portfolio of distressed debt.  The portfolio was purchased for R$1,299,458 (approximately US$816,294) on June 2, 2008.  The portfolio includes past due and unpaid debt from more than 41,000 Brazilian consumers and has a face value of approximately R$500,000,000 (or US$305 million as of the purchase date).

The Company has adopted AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”.  In accordance with SOP 03-3, the company is required to segregate the portfolio into pools.  Accordingly, the Company has defined three distinct pools and identified the related cost allocations by pool.   SOP 3-03 addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3, limits accretable yield to the excess of the investor’s estimate of undiscounted cash flows over the investor’s initial investment in the loan and prohibits the recognition of the non-accretable difference.  Under SOP 3-03, subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments.
During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  The Company believes that its original projections are still accurate and attributes the excess collections to the sale of a batch of accounts spread amongst the three pools.  The excess cash collections resulted in a reduction to the projected ended carrying amount in $12,301.

During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  The Company believes that its original projections are still accurate and attributes the excess collections to the sale of a batch of accounts spread amongst the three pools.  The excess cash collections resulted in a reduction to the projected ended carrying amount in $12,301.

The following table reflects the initial carrying value and cash flows expected to be collected for the period of inception June 2, 2008 to December 31, 2008 and for the years ending December 31, 2009 through 2013:

	Beginning	Cash Flows Expected		Reduction	Ending
Year Ended	Carrying	to be	Interest	of Carrying	Carrying
December 31,	Amount	Collected	Income	Amount	Amount
2008	$556,037	$90,022	$76,028	$13,994	$542,043
2009	542,043	196,043	128,208	67,835	474,208
2010	474,208	196,043	112,164	83,879	390,329
2011	390,329	196,043	92,323	103,720	286,609
2012	286,609	196,043	67,977	128,066	158,543
2013	158,543	196,043	37,500	158,543
Totals		$1,070,237	$514,200	$556,037

Initial accretable yield has been calculated as follows:

Cash flows expected to be collected as of 12/31/08	$1,070,236
Less: Initial Investment	556,037
Yield accreted to date	90,022
Accretable Yield as of 12/31/08	$424,177

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE E  -  INVESTMENT IN RECEIVABLE PORTFOLIO (CONTINUED)

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the captions loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At December 31, 2008, the balance of the loan including accrued interest,  from officer is $58,982 and the loan from an individual is $245,761.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $556,037 at December 31, 2008.  The difference of $260,257 is included in accumulated other comprehensive loss.

NOTE F – ENGEPET ENERGY ENTERPRISES, INC. AND UNITED OIL SERVICES, INC.

The Company formed two new subsidiaries, Engepet Energy Enterprises, Inc. and United Oil Services, Inc. to work with companies to recover additional oil production from oil wells whose production had diminished.  During the year, the Company engaged in pipe cleaning activities only.  In connection with such activities, the Company collected revenues of approximately $180,000 and advanced approximately $140,000 for costs which were not adequately documented.

NOTE G– FIXED ASSETS

Fixed Assets are comprised of the following at December 31,

	2008	2007
Building	$202,396	$255,140
Office furniture and equipment	390,986	794,758
Vehicles	47,056	62,084
Leasehold improvements	76,028	100,309
	716,466	1,212,291

Less accumulated depreciation	237,570	471,766

	$478,896	$740,525

NOTE H - LOANS PAYABLE TO BANKS

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company’s principal shareholders and bear interest at rates ranging from 26% to 42%.  Two loans from Unibanco totaling $200,000 were borrowed in US dollars resulting in foreign currency transaction losses.  Approximately $64,000 of transaction losses were recorded for year ended December 31, 2008.  The balance of the loans at December 31, 2008 and 2007 was $267,039 and $491,474, respectively.

NOTE I– LONG TERM DEBT

On April 17, 2006, the Company closed on a Real Estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participacoes, Ltda.’s executive offices. The purchase price of

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE I– LONG TERM DEBT (CONTINUED)

approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 13.29%.  The loan is secured by the company’s facility.  At December 31, 2008 and 2007, the balance of the loan is $123,676 and $177,835 respectively.

In August 2006, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $38,395 is financed over a three year period at 14.4% per year. The loan is secured by the computer equipment.   At December 31, 2008 and 2007, the balance of the loan is $10,678 and $26,838 respectively.

In September 2006, the Company purchased new furniture.  The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index.  The loan is payable in 48 monthly installments commencing October 8, 2007.  The loan is secured by the furniture.  At December 31, 2008 and 2007, the balance of the loan is $70,544 and $126,920 respectively.

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments plus interest of 2.73% per month, commencing July, 2007. The loans are personally guaranteed by ATN’s directors. At December 31, 2008 and 2007, the balance is $26,225 and $91,052 respectively.

In June, 2007, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $207,400 and is payable in 24 monthly installments plus interest of 2.60% per month, commencing July, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2008 and 2007, the balance is $18,043 and $80,939, respectively.

In September, 2007, the Company borrowed $51,000 from Santander. The loan is payable in 16 monthly installments plus interest of 3.9% per month, commencing October, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2008 and 2007,  the balance is $11,302 and $41,182, respectively.

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $189,500 is financed over a three year period plus interest at rates ranging from 12% to 12.84% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2008 and 2007 is $19,642 and $78,835, respectively.

In January 2008, the Company purchased new air conditioning equipment.  The equipment valued at approximately $28,000 is being financed over a three year period at 12% per year. The balance of the loan at December 31, 2008 is $14,445.

In July, 2008, the Company borrowed approximately $77,000 from Banco ITAU. The loan is payable in 18 monthly installments plus interest of 2.28% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $58,743.

In July, 2008, the Company borrowed approximately $3,500 from Officer Distribution Production. The loan is payable in 36 monthly installments plus interest of 1.15% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $1,231.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE I – LONG TERM DEBT (CONTINUED)

In October, 2008, the Company borrowed approximately $60,000 from Banco ITAU. The loan is payable in 9 monthly installments plus interest of 2.88% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $54,278.

In November, 2008, the Company borrowed approximately $43,000 from Banco Bradesco. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $39,224

In November, 2008, the Company borrowed approximately $52,000 from Unibanco-Capital De Giro. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $48,584.

In December, 2008, the Company borrowed approximately $30,000 from Banco Real. The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing December, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2008, the balance is $29,952.

During the year ended December 31, 2008, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $15,500 is financed over a three year period plus interest at rates ranging from 11.4% to 13.8% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2008 is $7,087.

An analysis of the current and long-term portion at December 31, is as follows:

	2008	2007
Total loans outstanding	$533,654	$623,601

Less: current portion	365,782	270,603

Long-term portion	$167,872	$352,998

At December 31, 2008, maturities of long term debt are as follows:

2009	$63,472
2010	41,354
2011	21,015
2012	21,015
2013 and thereafter	21,016

Total	$167,872

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE J – ACCRUED MUNICIPAL SERVICE AND PAYROLL ACCRUALS

The Company is responsible to the Brazilian taxing authorities for a municipal service tax at the rate of 5% based upon salaries by location. During 2007, the Company successfully negotiated with Brazilian authorities to favorably settle previously recorded taxes approximating $730,000. In addition, the Company further evaluated related payroll tax and related accruals and reduced amounts previously recorded by approximately $200,000. These savings are reflected in the 2007 financial statements as a reduction in selling, general and administrative expenses. Accruals for such Municipal tax and related payroll tax accruals at December 31, 2008 and 2007 are $1,211,054 and $1,707,598 respectively.

NOTE K - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.

The principal types of differences, which are measured at current tax rates, are net operating loss carryforwards. At December 31, 2008, these differences resulted in a deferred tax asset of $1,075,300. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2008.

The Company has a US net operating carry forward loss of approximately $797,000 which expires commencing in 2028 and a $2,689,000 carryforward loss in Brazil with an unlimited carryforward period.

NOTE L – RELATED PARTY

During the quarter ended March 31, 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes on terms and conditions to be determined on an arms length basis between the parties.

During the quarter ended June 30, 2008, the Company repaid Keyano Invest Inc $200,000 and converted the remaining balance of $800,000 to a convertible debenture which was converted immediately.  On June 4, 2008, the debenture was converted to 231,884 shares of common stock at a conversion price of $3.45 per share.

During the quarter ended September 30, 2008, the Company borrowed approximately $352,000 from two related parties to finance the purchase a receivable portfolio.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the caption loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At December 31, 2008, the balance of the loan from officer is $58,982 and the loan from an individual is $245,761.

On a periodic basis the Company borrows funds from shareholders for working capital.  At December 31, 2008 these borrowings total $128,773.

NOTE M - LOAN FROM AN INDIVIDUAL

In July, 2008, the Company borrowed approximately $65,000 from an individual for working capital.  The loan is due January 12, 2010 and bears interest at the rate of 21.6% per year.  The balance of the loan at December 31, 2008 is $42,827.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE N -  RENT EXPENSE

The Company currently is leasing one floor of its office facilities from the President of the Brazilian subsidiary. The lease commenced on May 26, 2006 and is renewable annually. The annual rent is $27,500 per year. The Company sub-leases space in New York City.  The lease commenced March 1, 2008 and is cancelable upon 90 days notice.  The annual rent is $16,200.   Rent expense for the year ended December 31, 2008 was $49,097.

NOTE O - REVENUE CONCENTRATIONS

For the year ended December 31, 2008, revenues from three major customers exceeded 10% individually and represented 36.62% of total revenues. During 2007, four major customers exceeded 10% individually and represented 58.23% of total revenues.

NOTE P - STOCKHOLDERS’ EQUITY

In January 2007, in connection with the reduction of 800,000 shares of the Company’s stock (See Note A - Restatement) issued for the 2006 acquisition of ATN Capital E Participacoes, Ltda., such shares were then redistributed as stock based compensation to officers and employees of the Company (560,000 shares) and consultants (240,000 shares).  These shares were valued at $0.20 per share.

As of January 1, 2008, the Company has included 5,000 of its common shares as issued and outstanding for professional fees incurred.  The shares were valued at $2.50 per share.  Consulting expense charged to operations as of December 31, 2008 was $12,500.  These shares are included as outstanding but have not yet been issued.

On May 13, 2008 the Company issued 3,000 shares of its common stock for $10,500.

On June 4, 2008 the Company issued 231,884 shares of common stock in conversion of an $800,000 debenture from Keyano, Invest, Inc., a related party.  The shares were valued at $3.45.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer, Elie Saltoun, (“CFO), and Secretary, Jeffrey Nunez have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2008).  Based on such evaluation, our CEO and Secretary have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and Secretary, as appropriate to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our control and procedures is described below.

Management’s Report on Internal Control over Financial Reporting

Management of Lexicon United Inc., which consists primarily of our CEO/CFO and Secretary are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies  related to (i) the absence of U.S. GAAP expertise of management and the internal accounting staff, (ii) internal audit functions and (iii) the absence of an Audit Committee and (iv) lack of controls relating to the issuance, recording, and control of Company stock and shareholder ledgers all of which contributed to an ineffective system of internal control at December 31, 2008.

Management also identified a material weakness in our internal control over financial reporting in that significant expenditures were made without adequate support documentation.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

In order to correct the above mentioned deficiencies, we plan on taking the following remediation measures:

1) We intend to hire an individual in the accounting area who is familiar with US GAAP and SEC Reporting Requirements.

2) We intend to designate an independent Audit Committee as soon as we can identify appropriate members.

3) We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/S/ Elie Saltoun
Elie Saltoun
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Positions Held	Experience
Elie Saltoun	69	ChiefExecutive Officer, President and Treasurer since November 2004
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

Jeffrey Nunez	49	Secretary since November 2004
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

Omar Malheiro Silva Araújo	54	President, Chief Executive Officer and director of ATN since April 1997
Mr. Araújo has been the President, Chief Executive Officer and director of our subsidiary ATN since April 1997. Mr. Araújo is the co-founder of ATN. From 1991 to 1997, Mr. Araújo served as the Chief Financial Officer and director of Cartao Unibanco Visa where he supervised the cash flow of the credit card division. Mr. Araújo has a MBA in Finance.

Manuel da Costa Fraguas	61	General Manager and director of ATN since April 1997	Mr. Fraguas has been the General Manager and director of our subsidiary ATN since its inception on April 1997. Mr. Fraguas is the co-founder of ATN. Mr. Fraguas has a master in Production Engineering.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Messrs. Saltoun and Nunez, handle the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2008, all reports required to be filed were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Elie Saltoun CEO	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	72,000 75,097	72,000 75,097

Jeffrey Nunez Secretary	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	40,000 26,693	40,000 26,693

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2009 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]		Percent of Class[2]
Common Stock $0.001 par value	Omar Malheiro Silva Araújo 177 Av. Rio Branco, 7th Floor Rio de Janeiro, Brazil 20040-007	President, Chief Executive Officer and director of ATN	900,000		10.35%
Common Stock $0.001 par value	Keyano Invest Inc. C/o VP Bank attention Mr. Diego Piccoli Bleicherweg 50 CH 8039 Zurich Switzerland		5,882,034	[3]	67.63%
Common Stock $0.001 par value	Elie Saltoun 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	President, CEO, Treasurer and Director	5,882,034	[3]	67.63%
Common Stock $0.001 par value	Jeffrey Nunez 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	Secretary and Director	412,047		4.74%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		6,294,081		72.38%

(1)
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

(2)	Based on 8,696,134 shares of our Common Stock outstanding as of January 1, 2009.

(3)
Our president, CEO, Treasurer and director, Elie Saltoun, owns fifty percent of Keyano Invest Inc. Accordingly, Mr. Saltoun and Keyano are deemed to be affiliates. Mr. Saltoun is deemed to be the beneficial owner of any securities owned by Keyano, and vice versa. Therefore, the 5,882,034 shares of our common stock owned by Keyano include the 500,000 shares of common stock held by Mr. Saltoun. Conversely, the 5,882,034 shares of our common stock owned by Mr. Saltoun include the 5,382,034 shares held by Keyano.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On February 27, 2006, we consummated the transactions contemplated by a share exchange agreement among us, ATN, Omar Malheiro Silva Araújo and Manuel da Costa Fraguas, both directors and officers of ATN. Pursuant to the share exchange agreement, we acquired 80% of the outstanding capital stock of ATN in exchange for 2,000,000 shares of our common stock, in the aggregate. The purchase price was subsequently adjusted to an aggregate of 1,200,000 shares of our common stock.  As a result of this transaction, Messrs. Araújo and Fraguas became the owners of 13.8% of our outstanding capital stock.

During the quarter ended March 31, 2008, Keyano Invest Inc., a related party, loaned the Company $1,000,000 for working capital purposes. During the quarter ended June 30, 2008, the Company repaid Keyano Invest Inc $200,000 and converted the remaining balance of $800,000 to a 2.5% convertible debenture. On June 5, 2008, the Company issued 231,884 shares of its commons shares in conversion of an $800,000 debenture from Keyano Invest, Inc, a related party. The shares were converted at $3.45 per share.

Director Independence

The Board of Directors is currently composed of 2 members, Mr. Saltoun and Mr. Nunez. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.
Elie Saltoun

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $39,566 and $44,800, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $21,000 and $26,400, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2008 and the quarterly reviews for the subsequent fiscal quarters of 2009 through the review for the quarter ended September 30, 2009 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Meyler & Company, LLC, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2008 and 2007 (audited)

•	Statements of Operations for the years ended December 31, 2008 and 2007 (audited)

•	Statements of Stockholders’ Deficit from 2006 through December 31, 2008 (audited)

•	Statements of Cash Flows for the years ended December 31, 2008 and 2007 (audited)

•	Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
Number           Description

23.1.                Consent of Meyler & Company, LLC regarding audited financial statements as of and for the period ending December 31, 2008.

31.1.                Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2009

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer, Chief Financial Officer
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Elie Saltounz

Elie Saltoun
Director

Date
April 15, 2009

By
/s/ Jeffrey Nunez

Jeffrey Nunez
Director

Date
April 15, 2009