Form 10-Q
period 2009-03-31
LEXICON UNITED INC
filed 2009-05-15
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data  File  required to be submitted and posted pursuant to Rule 405 of Regulation  S-T  during  the preceding 12 months (or  for  such  shorter  period  that  the  registrant  was required to submit and post such files).  ☐ Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐   No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May1, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,691,134

PART I - FINANCIAL INFORMATION

ITEM 1.            INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$258,798	$291,453
Accounts receivable	238,484	342,144
Other receivables	215,201	211,520
Prepaid expenses	851	163
Total current assets	713,334	845,280

FIXED ASSETS
Building, equipment, and leasehold improvements, net of accumulated depreciation of $262,143 and $237,570 at March 31, 2009 and December 31, 2008, respectively	461,018	478,896

OTHER ASSETS

Investment in receivable portfolios	524,353	529,742
Customer Lists, net of amortization of $166,959 and $154,116 at March 31, 2009 and December 31, 2008, respectively	346,774	359,617
Tradenames, net of amortization of $71,555 and $66,050 at March 31, 2009 and December 31, 2008, respectively	148,616	154,120
Goodwill	693,141	693,141
Security deposit	1,350	1,350
Total other assets	1,714,234	1,737,970

TOTAL ASSETS	$2,888,586	$3,062,146

CURRENT LIABILITIES
Loans payable to banks	$267,525	$267,039
Current portion of long term debt	279,694	365,782
Bank Overdrafts	300,051	301,282
Note payable to an individual	299,297	292,262
Accounts Payable	126,894	102,049
Loans payable to officer	220,983	187,605
Accrued Expenses	553,106	477,571
Accrued Municipal Service Taxes	120,569	125,017
Accrued Payroll and related taxes	949,330	984,358
Accrued Employee Benefits	109,833	113,919

Total Current Liabilities	3,227,282	3,216,884

LONG TERM LIABILITIES
Long term debt	158,560	167,872

Total Long Term Liabilities	158,560	167,872

TOTAL LIABILITIES	3,385,842	3,384,756

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 8,708,134 and 8,696,134 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	8,708	8,696
Paid in capital	2,749,942	2,725,954
Accumulated other comprehensive loss	(56,389)	(99,028)
Accumulated deficit	(3,199,517)	(2,958,232)

Total Stockholders' Deficit	(497,256)	(322,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,888,586	$3,062,146

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Service revenue	$779,836	$884,865
Revenue from receivable portfolios	30,309
Total revenues	810,145	884,865

COST OF SERVICES	490,790	490,057

GROSS PROFIT	319,355	394,808

COSTS AND EXPENSES
Selling, general and administrative	350,901	512,904
Depreciation	22,424	40,769
Amortization	18,347	18,347
Total costs and expenses	391,672	572,020

OPERATING LOSS	(72,317)	(177,212)

OTHER INCOME (LOSS)
Interest expense	(163,596)	(121,366)
Interest income and other	(5,372)	5,347
Total Other Income(loss)	(168,968)	(116,019)

LOSS BEFORE INCOME TAX	(241,285)	(293,231)
Income tax	-	-

NET LOSS	$(241,285)	$(293,231)

NET LOSS PER COMMON SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,705,334	8,461,250

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(241,285)	$(293,231)
Noncash items included in net loss
Depreciation	22,424	40,769
Amortization of intangibles	18,347	18,347
Accrued interest on loans to individual	18,829	-
Stock based compensation	24,000
Decrease (increase) in assets:
Accounts receivable	(24,973)	(68,008)
Other receivables	130,164	(7,503)
Prepaid expenses	(687)	(5,983)
Security deposit	-	(1,350)
Investment in receivable portfolio	30,976	-
Increase (decrease) in liabilities:
Accounts payable	3,436	(20,981)
Accrued expenses	74,820	80,865

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	56,051	(257,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,897)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc	-	1,000,000
Loan from related party	30,235	9,308
Repayment of loans	(119,689)	(121,567)
		-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(89,454)	887,741

EFFECT OF EXCHANGE RATE OF CASH	748	(6,042)

NET INCREASE (DECREASE) IN CASH	(32,655)	621,727

CASH, beginning of period	291,453	467,195

CASH, end of period	$258,798	$1,088,922

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the three months ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$163,596	$121,366

Non cash items
Purchase of furniture and equipment	$-	$27,571

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2008 filed April 15, 2009.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,199,517 and negative working capital of $2,513,948 at March 31, 2009. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiaries Engepet Energy Enterprises, Inc. and United Oil Services, Inc.  All material intercompany transactions have been eliminated in consolidation. Engepet and United were newly founded in 2008 and their transactions were not deemed to be significant.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as component of equity. FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. The adoption of FAS 160 did not have a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FASB Staff Position amends FASB Statement NO. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, “Interim Financial Reporting,” to require certain disclosures in summarized financial information at interim reporting periods.  This standard will be effective for the Company’s second quarter ended June 30, 2009.  The Company is in the process of determining the effects of the adoption of this standard on its consolidated financial statement disclosures.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FASB Staff Position provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

This standard will be effective for the Company for its second quarter ended June 30, 2009.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE E – FAIR VALUE MEASUREMENTS

On January 1, 2008, The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), for financial assets and liabilities.  On January 1, 2009, the Company adopted the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.  FAS 157 defines fair-value, provides guidance for measuring fair value and requires certain disclosures.  It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

FAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability,  either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:
		Fair
	Fair	Value at	Fair Value at
	Value	March 31,	December 31,
Financial Instruments	Hierarchy	2009	2008

Cash and cash equivalents	Level 1	$258,798	$291,453

The Company does not have any non-financial assets or liabilities that are measured at fair value on a non-recurring basis.

NOTE F– INVESTMENT IN RECEIVABLE PORTFOLIO

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

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  During the three months ended March 31, 2009, the Company actually collected $30,309 which was $19,163 less than the amount provided in its original projections on a quarterly basis.  The Company believes that its original projections are still accurate and attributes the decreased collections to a reduction in manpower used during the quarter.  Management expects to boost its efforts during the second quarter and therefore no impairment has been recognized.  The excess cash collections from 2008 combined with the decreased cash collections for the three months ended March 31, 2009 and the changes in exchange rates provided a reduction to the projected ended carrying amount of $12,307.

The following table reflects the carrying amount and cash flows expected to be collected for the quarters ending March 31 and December 31, 2009 and the years ending December 31, 2010 through 2013:

Year Ended 31-Dec	Beginning Carrying Amount	Cash Flows Expected to be Collected	Interest Income	Reduction of Carrying Amount	Ending Carrying Amount

Mar 2009	$547,147	$30,309	$19,822	$10,487	$536,660
2009	536,660	167,580	109,593	57,987	478,673
2010	478,673	197,889	113,220	84,669	394,004
2011	394,004	197,889	93,193	104,696	289,308
2012	289,308	197,889	68,617	129,272	160,036
2013	160,036	197,889	37,853	160,036
					0

Totals		$989,445	$442,298	$547,147

Accretable yield has been calculated as follows:

Cash flows expected to be collected as of 3/31/09	$989,445
Less: Beginning carrying amount	547,147
Yield accreted March 31, 2009	19,822

Accretable Yield as of 3/31/09	$422,476

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the captions loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At March 31, 2009, the balance of the loan including accrued interest, from officer is $63,182 and the loan from an individual is $263,259.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $561,272 at March 31, 2009.  The difference of $255,022 is included in accumulated other comprehensive loss.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE G – USE OF ESTIMATES

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

NOTE H – REVENUE RECOGNITION

The Company derives its revenue primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their delinquent debt.  Once an agreement is reached with the debtor of the financial institution based upon established parameters, and installment agreement is established.  The Company is then entitled to a commission on the agreed settlement.  The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors.  Revenue from the collection of distressed debt owned by the Company is recognized based on the AICPA Statement of Position 03-3 using the interest method.  The interest method applies an effective interest rate to the cost basis of each pool, which remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent cash flows.  Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost.  See Note C to Financial Statements.

NOTE I – RELATED PARTY

On January 7, 2009, the Company borrowed funds totaling approximately $30,200 from a shareholder.  The interest rate is 2% per month.  There is no maturity date, however, if either party decides to end the agreement, the loan must be repaid within 30 days.

During the quarter ended September 30, 2008, the Company borrowed approximately $352,000 from two related parties to finance the purchase a receivable portfolio.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the caption loans from officer and loan from an individual on the balance sheet.  The loan from this individual is deemed to be a related party because of his affiliation with the Company. At March 31, 2009, the balance of the loan from officer is $63,182 and the loan from this individual is $263,259.

On a periodic basis the Company borrows funds from shareholders for working capital.  At March 31, 2009 these borrowings total $127,566.

NOTE J - STOCKHOLDERS’ EQUITY

As of January 1, 2008, the Company has included 5,000 of its common shares as issued and outstanding for professional fees incurred.  The shares were valued at $2.50 per share.  Consulting expense charged to operations as of December 31, 2008 was $12,500.  These shares are included as outstanding but have not yet been issued.

On January 22, 2009, the Company has included 12,000 of its common shares as issued and outstanding for consulting fees incurred. The shares were valued at $2.00 per share.  Consulting expense charged to operations as of March 31, 2009 was $24,000.  These shares are included as outstanding but have not yet been issued.

NOTE K – SUBSEQUENT EVENTS

Effective May, 1, 2009, the Company has entered into an agreement with DME Capital to provide a plan and coordinate its execution, for various investor and public relation services as agreed upon.  The term of the agreement is for a minimum period of six months for a total of $24,600.

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

Uncertainties that Affect our Financial Condition

We have approximately eighteen clients, but we currently rely on six major clients for a significant portion of our revenue.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these clients were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.  The number of major clients on whom we rely has increased from fiscal years 2007 to 2008.  During fiscal year 2008, no one customer has been responsible for more than 20% of our revenues.

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

Charged-off receivables accounted for more than approximately 99% of our business in 2008, while semi-performing and performing receivables each accounted for less than 1% of our business in the period.

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

During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  During the three months ended March 31, 2009, the Company actually collected $30,309 which was $19,163 less than the amount provided in its original projections on a quarterly basis.  The Company believes that its original projections are still accurate and attributes the decreased collections to a reduction in manpower used during the quarter.  Management expects to boost its efforts during the second quarter and therefore no impairment has been recognized.  The excess cash collections from 2008 combined with the decreased cash collections for the three months ended March 31, 2009 and the changes in exchange rates provided a reduction to the projected ended carrying amount of $12,307.

The following table reflects the carrying amount and cash flows expected to be collected for the quarters ending March 31 and December 31, 2009 and the years ending December 31, 2010 through 2013:

Year Ended 31-Dec	Beginning Carrying Amount	Cash Flows Expected to be Collected	Interest Income	Reduction of Carrying Amount	Ending Carrying Amount

Mar 2009	$547,147	$30,309	$19,822	$10,487	$536,660
2009	536,660	167,580	109,593	57,987	478,673
2010	478,673	197,889	113,220	84,669	394,004
2011	394,004	197,889	93,193	104,696	289,308
2012	289,308	197,889	68,617	129,272	160,036
2013	160,036	197,889	37,853	160,036
					0

Totals		$989,445	$442,298	$547,147

Accretable yield has been calculated as follows:

Cash flows expected to be collected as of 3/31/09	$989,445
Less: Beginning carrying amount	547,147
Yield accreted March 31, 2009	19,822

Accretable Yield as of 3/31/09	$422,476

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the captions loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At March 31, 2009, the balance of the loan including accrued interest, from officer is $63,182 and the loan from an individual is $263,259.  Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $561,272 at March 31, 2009.  The difference of $255,022 is included in accumulated other comprehensive loss.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

The following table summarizes the results of our operations during the three month period ended March 31, 2009, and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended March 31,  2009 to the same period of 2008.

	3/31/09	3/31/08	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	810,145	884,865	(74,720)	(8.44)
Cost of Services	490,790	490,057	733	0
Selling, General and Administrative Expense	350,901	512,904	(162,003)	(31.59)

Interest expense	163,596	121,366	42,230	34.80
Depreciation & amortization	40,771	59,116	(18,345)	(31.03)
Interest income & other	(5,372)	5,347	(10,719)	(200.47)
Net income (loss)	(241,285)	(293,231)	51,946	17.72
Earnings (Loss) per common share	(.03)	(.03)	0	0

We had revenues of $810,145 for the three month period ended March 31, 2009, compared to revenues of $884,865 during the same period in 2008.  Our revenues decreased 8.44% in the three month period ended March 31, 2009 primarily due to a decrease in collections of receivables.

Our cost of services for the three month period ended March 31, 2009 was $490,790 as compared to $490,057 during the same period in 2008.  This increase of $733 is primarily the result of increased postal and mail services offset by a decrease in salaries and related expenses of ATN.

Selling, general and administrative expenses decreased by $162,003 or 31.59%, to $350,901 in the three month period ended March 31, 2009 compared to $512,904 in the same period in 2008.  The change is the result of decreases in software rent, bank fees and telephone expenses as well as inactivity in Engepet Energy Enterprises.

Interest expense for the three month period ended March 31, 2009 was $163,596 and interest expense in the same period of 2008 was $121,366.  Interest expense increased 34.8% in the three month period ended March 31, 2009 mainly due to the increase of new borrowings over the past year.

During the three month period ended March 31, 2009 we incurred a net loss of $(241,285) compared with $(293,231) for the same period in the prior year.  The decrease in our loss is primarily due to the decrease in expenses as described above offset by decreased revenues.

Loss per common share for the three month period ended March 31, 2009 was $(.03) as compared to a loss of $(.03) during the same period of 2008.

Cash Flow Items
The following table provides the statements of net cash flows for the three month period ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008
Net Cash Provided By (Used in) Operating Activities	56,051	(257,075)
Net Cash Used in Investing Activities		(2,897)
Net Cash Provided By (Used In) Financing Activities	(89,454)	887,741
Net Increase (decrease) in Cash and Cash Equivalents	(32,655)	621,727
Cash and Cash Equivalents - Beginning of Period	291,453	467,195
Cash and Cash Equivalents - End of Period	258,798	1,088,922

We provided $56,051 of cash from our operating activities during the three month period ended March 31, 2009 as compared to $257,075 cash used during the three month period ended March 31, 2008.  The difference of $313,126 is mainly attributable to a decrease in net loss of $51,946 and a decrease in other receivables of $137,677.

We used $0 in cash from our investing activities during the three month period ended March 31, 2009, as compared to $2,897 used in the prior period ending March 31, 2008.  These funds were used for the purchase of  fixed assets.

We used a net of $89,454 from financing activities during the three month period ended March 31, 2009 as compared to providing funds of $887,741 during the three month period ended March 31, 2008.  The change is primarily due to a decrease in new borrowings for the three months ended March 31, 2009.

Balance Sheet Items

As of March 31, 2009, we had total current assets of $713,334, as compared to $1,673,467 as of March 31, 2008.  Our total assets as of March 31, 2009 were $2,888,586 as compared to $3,676,646 as of March 31, 2008.  We had total current liabilities of $3,227,282 as of March 31, 2009 as compared to $4,512,355 as of March 31, 2008, and we had total liabilities of $3,385,842  as of March 31, 2009 as compared to $4,933,395 as of March 31, 2008.

The decrease in total assets is primarily due to the collection of other receivables of $121,775, a decrease in cash of $830,124 offset by the investment in receivable portfolio of $524,353. The decrease in total liabilities is primarily due to the conversion of $1,000,000 loan into common stock.

As of March 31, 2009, our total Stockholders’ Equity (deficit) was $(497,256) as compared to $(1,256,749) at March 31, 2008.  This change was due to an increase in capital stock and paid in capital of $823,000 offset by operating losses and gains due to foreign exchange rates.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services tax liability by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability, we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.  We had cash and cash equivalents of approximately $258,798 as of March 31, 2009 and we had short-term liabilities in the amount of $3,227,282, as well as long-term liabilities in the amount of $158,560 as of March 31, 2009.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary.

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

As of March 31, 2009, we had cash assets of $258,798 and total assets of $2,888,586 as compared to cash assets of $1,088,922 and total assets of $3,676,646 as of March 31, 2008. This decrease in total assets is primarily due to the collection of other receivables of $121,775, a decrease in cash of $830,124 offset by the investment in receivable portfolio of $524,353.   We have a $(2,513,948) negative working capital at March 31, 2009, of which $1,179,732 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 26% to 42% per year.  The balance of the loans at March 31, 2009 was $267,525.

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

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $189,500 is financed over a three year period plus interest at rates ranging from 12% to 12.84% per year. The loan is secured by the computer equipment..

In January 2008, the Company purchased new air conditioning equipment.  The equipment valued at approximately $28,000 is being financed over a three year period at 12% per year.

In July, 2008, the Company borrowed approximately $77,000 from Banco ITAU. The loan is payable in 18 monthly installments plus interest of 2.28% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors..

In July, 2008, the Company borrowed approximately $3,500 from Officer Distrib. The loan is payable in 36 monthly installments plus interest of 1.15% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors.

In October, 2008, the Company borrowed approximately $60,000 from Banco ITAU. The loan is payable in 9 monthly installments plus interest of 2.88% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors..

In November, 2008, the Company borrowed approximately $43,000 from Banco Bradesco. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors.

In November, 2008, the Company borrowed approximately $52,000 from Unibanco-Capital De Giro. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors..

During the year ended December 31, 2008, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $15,500 is financed over a three year period plus interest at rates ranging from 11.4% to 13.8% per year. The loan is secured by the computer equipment..

In December, 2008, the Company borrowed approximately $30,000 from Banco Real. The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing December, 2008. The loan is personally guaranteed by ATN’s directors..

An analysis of the current and long-term portion of the debt at March 31, 2009 is as follows:

Total loans outstanding	$438,254

Less: current portion	$279,694

Long-term portion	$158,560

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 1A.
RISK FACTORS.

As a "smaller  reporting  company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.
UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2009 that were not previously disclosed in a report that was filed during that period.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of fiscal year 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.
OTHER INFORMATION.

None

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

DATED:  May 14, 2009

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