Form 10-Q/A
period 2009-03-31
LEXICON UNITED INC
filed 2009-06-16
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
1st Amendment

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of June 1, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,691,134

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.                      INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	RESTATED (Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$258,798	$291,453
Accounts receivable	238,484	342,144
Other receivables	215,201	211,520
Prepaid expenses	851	163
Total current assets	713,334	845,280

FIXED ASSETS
Building, equipment, and leasehold improvements,
net of accumulated depreciation of $262,143 and
$237,570 at March 31, 2009 and December 31, 2008, respectively	461,018	478,896

OTHER ASSETS

Investment in receivable portfolios	524,353	529,742
Customer Lists, net of amortization of $166,959 and $154,116 at	346,774	359,617
March 31, 2009 and December 31, 2008, respectively
Tradenames, net of amortization of $71,555 and $66,050 at	148,616	154,120
March 31, 2009 and December 31, 2008, respectively
Goodwill	693,141	693,141
Security deposit	1,350	1,350
Total other assets	1,714,234	1,737,970

TOTAL ASSETS	$2,888,586	$3,062,146

CURRENT LIABILITIES
Loans payable to banks	$267,525	$267,039
Current portion of long term debt	279,694	365,782
Bank Overdrafts	300,051	301,282
Note payable to an individual	299,297	292,262
Accounts Payable	126,894	102,049
Loans payable to officer	220,983	187,605
Accrued Expenses	553,106	477,571
Accrued Municipal Service Taxes	120,569	125,017
Accrued Payroll and related taxes	949,330	984,358
Accrued Employee Benefits	109,833	113,919

Total Current Liabilities	3,227,282	3,216,884

LONG TERM LIABILITIES
Long term debt	158,560	167,872

Total Long Term Liabilities	158,560	167,872

TOTAL LIABILITIES	3,385,842	3,384,756

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,708,134 and 8,696,134 shares
issued and outstanding at March 31, 2009 and December 31, 2008
respectively	8,708	8,696
Paid in capital	2,749,942	2,725,954
Accumulated other comprehensive loss	(56,389)	(99,028)
Accumulated deficit	(3,151,260)	(2,958,232)
Total Lexicon Stockholders' Deficit	(448,999)	(322,610)

Non-Controlling Interest	(48,257)	-
Total Deficit	(497,256)	(322,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,888,586	$3,062,146

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	RESTATED
REVENUES
Service revenue	$779,836	$884,865
Revenue from receivable portfolios	30,309
Total revenues	810,145	884,865

COST OF SERVICES	490,790	490,057

GROSS PROFIT	319,355	394,808

COSTS AND EXPENSES
Selling, general and administrative	350,901	512,904
Depreciation	22,424	40,769
Amortization	18,347	18,347
Total costs and expenses	391,672	572,020

OPERATING LOSS	(72,317)	(177,212)

OTHER INCOME (LOSS)
Interest expense	(163,596)	(121,366)
Interest income and other	(5,372)	5,347
Total Other Income(loss)	(168,968)	(116,019)

LOSS BEFORE INCOME TAX	(241,285)	(293,231)

Income tax	-	-

NET LOSS	(241,285)	(293,231)

Less: Net loss attributable to the noncontrolling interest	(48,257)

NET LOSS ATTRIBUTABLE TO LEXICON UNITED INCORPORATED	$(193,028)	$(293,231)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,705,334	8,461,250

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

See accompanying notes to financials

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE A – RESTATEMENTS

The financial statements for the three months ended March 31, 2009 have been restated as follows:

	As Reported	As Restated
Consolidated Balance Sheets
Stockholders Equity (Deficit)
Accumulated deficit	(3,199,517)	(3,151,260)
Non-controlling interest		(48,257)
Consolidated Statements of Operations
Net loss attributable to the noncontrolling interest		(48,257)
Net loss attributable to Lexicon United Incorporated	(241,285)	(193,028)
Net loss per common share	(.03)	(.02)

The restatements were due to the adoption of FAS 160 as discussed in Note E.

NOTE B – BASIS OF PRESENTATION

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

NOTE C – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,151,260 and negative working capital of $2,513,948 at March 31, 2009. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiaries Engepet Energy Enterprises, Inc. and United Oil Services, Inc.  All material intercompany transactions have been eliminated in consolidation. Engepet and United were newly found in 2008 and their transactions were not deemed to be significant.

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s )FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

“FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.   The adoption of FAS 160 did not have a material impact on the Company’s financial statements.

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

NOTE F – FAIR VALUE MEASUREMENTS

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

NOTE G– INVESTMENT IN RECEIVABLE PORTFOLIO

The Company’s subsidiary ATN Capital e Participacoes Limitada (“ATN”) has extensive experience in the field of distressed credit card and consumer loan receivable collections.  It had previously only collected distressed debt for large credit card companies and financial institutions in Brazil, on a commission basis.  In 2008, in addition to working for the large institutions, it decided to purchase its own portfolio of distressed debt.  The portfolio was purchased for R$1,299,458 (approximately US$816,294) on June 2, 2008.  The portfolio includes past due and unpaid debt from more than 41,000 Brazilian consumers and has a face value of approximately R$500,000,000 (or US$305 million as of the purchase date).

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

During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  During the three months ended March 31, 2009, the Company actually collected $30,309 which was $19,163 less than the amount provided in its original projections on a quarterly basis.  The Company believes that its original projections are still accurate and attributes the decreased collections to a reduction in manpower used during the quarter.  Management expects to boost its efforts during the second quarter and therefore no impairment has been recognized.  The excess cash collections from 2008 combined with the decreased cash collections for the three months ended March 31, 2009 and the changes in exchange rates resulted in a reduction to the projected ended carrying amount of $12,307.

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

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the captions loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At March 31, 2009, the balance of the loan including accrued interest from officer is $63,182 and the loan from an individual is $263,259.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $561,272 at March 31, 2009.  The difference of $255,022 is included in accumulated other comprehensive loss.

NOTE H – USE OF ESTIMATES

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

NOTE I – REVENUE RECOGNITION

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

NOTE J – RELATED PARTY

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

NOTE K - STOCKHOLDERS’ EQUITY

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

NOTE L – SUBSEQUENT EVENTS

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

The following table reflects the carrying amount and cash flows expected to be collected for the quarters ending March 31 and December 31, 2009 and the years ending December 31, 2010 through 2013:

	Beginning	Cash Flows Expected		Reduction	Ending
Year Ended	Carrying	to be	Interest	of Carrying	Carrying
31-Dec	Amount	Collected	Income	Amount	Amount

Mar 2009	$547,147	$39,309	$19,822	$10,487	$536,660
2009	536,660	167,580	109,593	57,987	478,673
2010	478,673	197,889	113,220	84,669	394,004
2011	394,004	197,889	93,193	104,696	289,308
2012	289,308	197,889	68,617	129,272	160,036
2013	160,036	197,889	37,853	160,036	0

Totals		$989,445	$442,298	$547,147

Accretable yield has been calculated as follows:

Cash flows expected to be collected as of 3/31/09	$989,445
Less: Beginning carrying amount	547,147
Yield accreted March 31, 2009	19,822

Accretable Yield as of 3/31/09	$422,476

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

	3/31/09	3/31/08	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	810,145	884,865	(74,720)	(8.44)
Cost of Services	490,790	490,057	733	0
Selling, General and Administrative Expense	350,901	512,904	(162,003)	(31.59)

Interest expense	163,596	121,366	42,230	34.80
Depreciation & amortization	40,771	59,116	(18,345)	(31.03)
Interest income & other	(5,372)	5,347	(10,719)	(200.47)
Net income (loss)	(193,028)	(293,231)	100,203	34.17
Earnings (Loss) per common share	(.03)	(.03)	0	0

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

During the three month period ended March 31, 2009 we incurred a net loss of $(193,028) compared with $(293,231) for the same period in the prior year.  The decrease in our loss is primarily due to the decrease in expenses as described above offset by decreased revenues in addition to the adoption of FAS 160 which allocated ($48,257) loss to the non-controlling interest.

Loss per common share for the three month period ended March 31, 2009 was $(.02) as compared to a loss of $(.03) during the same period of 2008.

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

DATED:  June 12, 2009

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