Form 10-Q
period 2009-06-30
LEXICON UNITED INC
filed 2009-08-14
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August1, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,691,134

PART I - FINANCIAL INFORMATION

ITEM 1.        INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$192,823	$291,453
Accounts receivable	324,221	342,144
Other receivables	278,378	211,520
Prepaid expenses	1,742	163
Total current assets	797,164	845,280

FIXED ASSETS
Building, equipment, and leasehold improvements,
net of accumulated depreciation of $336,800 and
$237,570 at June 30, 2009 and December 31, 2008, respectively	525,041	478,896

OTHER ASSETS

Investment in receivable portfolios	604,856	529,742
Customer Lists, net of amortization of $179,802 and $154,116 at June 30, 2009 and December 31, 2008, respectively	333,931	359,617
Tradenames, net of amortization of $77,059 and $66,050 at June 30, 2009 and December 31, 2008, respectively	143,112	154,120
Goodwill	693,141	693,141
Security deposit	1,350	1,350
Total other assets	1,776,390	1,737,970

TOTAL ASSETS	$3,098,595	$3,062,146

CURRENT LIABILITIES
Loans payable to banks	$277,031	$267,039
Current portion of long term debt	296,725	365,782
Bank Overdrafts	316,159	301,282
Note payable to an individual	361,244	292,262
Accounts Payable	172,303	102,049
Loans payable to officer	338,967	187,605
Accrued Expenses	745,756	477,571
Accrued Municipal Service Taxes	149,342	125,017
Accrued Payroll and related taxes	1,178,621	984,358
Accrued Employee Benefits	136,163	113,919

Total Current Liabilities	3,972,311	3,216,884

LONG TERM LIABILITIES
Long term debt	135,287	167,872

Total Long Term Liabilities	135,287	167,872

TOTAL LIABILITIES	4,107,598	3,384,756

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,708,134 and 8,696,134 shares
issued and outstanding at June 30, 2009 and December 31, 2008 respectively	8,708	8,696
Paid in capital	2,749,942	2,725,954
Accumulated other comprehensive loss	(455,496)	(99,028)
Accumulated deficit	(3,279,266)	(2,958,232)
Total Lexicon Stockholders' Deficit	(976,112)	(322,610)

Non-Controlling Interest	(32,891)	-
Total Deficit	(1,009,003)	(322,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,098,595	$3,062,146

See accompanying notes to financials.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Service revenue	$882,569	$1,211,244	$1,662,405	$2,096,109
Revenue from receivable portfolios	47,906	-	78,215	-
Total revenues	930,475	1,211,244	1,740,620	2,096,109

COST OF SERVICES	573,022	784,879	1,063,812	1,274,936

GROSS PROFIT	357,453	426,365	676,808	821,173

COSTS AND EXPENSES
Selling, general and administrative	304,185	345,469	655,086	858,373
Depreciation	24,978	38,670	47,402	79,439
Amortization	18,347	18,347	36,694	36,694
Total costs and expenses	347,510	402,486	739,182	974,506

OPERATING INCOME (LOSS)	9,943	23,879	(62,374)	(153,333)

OTHER INCOME (LOSS)
Interest expense	(163,376)	(140,231)	(326,972)	(261,597)
Foreign exchange and other	45,609	(4,463)	40,237	884
Total Other Income(loss)	(117,767)	(144,694)	(286,735)	(260,713)

NET LOSS BEFORE INCOME TAX	(107,824)	(120,815)	(349,109)	(414,046)

Income tax	-	-		-

NET LOSS	(107,824)	(120,815)	(349,109)	(414,046)

Less: Net loss attributable to the noncontrolling interest	(6,460)		(28,077)

NET LOSS ATTRIBUTABLE TO LEXICON UNITED INCORPORATED	$(101,364)	$(120,815)	$(321,032)	(414,046)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,708,134	8,526,633	8,706,742	8,491,636

See accompanying notes to financials.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(349,109)	$(414,046)
Noncash items included in net loss
Depreciation	47,402	84,731
Amortization of intangibles	36,694	36,694
Accrued interest on loans to individual	48,235	-
Stock based compensation	24,000	-
Decrease (increase) in assets:
Accounts receivable	(70,931)	(83,929)
Other receivables	131,333	(67,633)
Prepaid expenses	(1,547)	(7,868)
Security deposit	-	(1,350)
Investment in receivable portfolio	53,849	(309,856)
Increase (decrease) in liabilities:
Accounts payable	27,189	(11,390)
Accrued expenses	181,695	198,502

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	128,810	(576,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(4,988)	(23,677)

NET CASH USED IN INVESTING ACTIVITIES	(4,988)	(23,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc	-	1,000,000
Loan from related party	213,048	8,767
Repayment of loans	(523,595)	(467,155)
Proceeds of new loans	93,527	-
Issuance of common stock	-	10,500

NET CASH PROVIDED BY (USED) BY FINANCING ACTIVITIES	(217,020)	552,112

EFFECT OF EXCHANGE RATE OF CASH	(5,431)	30,340

NET INCREASE (DECREASE) IN CASH	(98,629)	(17,370)

CASH, beginning of period	291,453	467,195

CASH, end of period	$192,824	$449,825

LEXICON UNITED INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the six months ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$278,737	$121,366

Non cash items
Purchase of furniture and equipment	$-	$41,350

Conversion of loan from Keyano Invest, Inc to common stock		$800,000

Loans and accounts payable incurred for acquisition of receivable portfolio		$503,438

See accompanying notes to financials.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2008 filed April 15, 2009.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,279,266 and negative working capital of $3,175,147 at June 30, 2009. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C– PRINCIPLES OF CONSOLIDATION

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

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

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

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date our financials were issued. During this period, we did not have any material recognizable subsequent events.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing non-SEC accounting and reporting standards will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption to have a material impact on our financial position, results of operation or cash flows.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:
		Fair
	Fair	Value at	Fair Value at
	Value	June 30,	December 31,
Financial Instruments	Hierarchy	2009	2008

Cash and cash equivalents	Level 1	$192,823	$291,453

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  During the six months ended June 30, 2009, the Company actually collected $78,215 which was $35,245 less than the amount provided in its original projections on a quarterly basis.  The Company believes that its original projections are still accurate and attributes the decreased collections to a reduction in manpower used during the quarter.  Management expects to boost its efforts during the second quarter and therefore no impairment has been recognized.  The excess cash collections from 2008 combined with the decreased cash collections for the six months ended June 30, 2009 and the changes in exchange rates provided a reduction to the projected ended carrying amount of $14,729.

The following table reflects the carrying amount and cash flows expected to be collected for the quarters ending June 30 and December 31, 2009 and the years ending December 31, 2010 through 2013:
	Beginning	Cash Flows Expected		Reduction	Ending
Year Ended	Carrying	to be	Interest	of Carrying	Carrying
31-Dec	Amount	Collected	Income	Amount	Amount

June 2009	$646,585	$78,215	$51,215	$27,000	$619,585
2009	619,585	149,313	97,581	51,731	567,854
2010	567,854	234,757	134,313	100,444	467,410
2011	467,410	234,757	110,555	124,202	343,209
2012	343,209	234,757	81,401	153,356	189,852
2013	189,852	234,757	44,905	189,852
					0
Totals		$1,166,556	$519,971	$646,585

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

Accretable yield has been calculated as follows:

Cash flows expected to be collected as of 6/30/09	$1,166,556
Less: Beginning carrying amount	646,585
Yield accreted June 30, 2009	51,215

Accretable Yield as of 6/30/09	$468,756

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the captions loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At June 30, 2009, the balance of the loan including accrued interest, from officer is $79,541 and the loan from an individual is $331,422.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $665,842 at June 30, 2009.  The difference of $150,452 is included in accumulated other comprehensive loss.

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

NOTE H– REVENUE RECOGNITION

The Company derives its revenue primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their delinquent debt.  Once an agreement is reached with the debtor of the financial institution based upon established parameters, and installment agreement is established.  The Company is then entitled to a commission on the agreed settlement.  The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors.  Revenue from the collection of distressed debt owned by the Company is recognized based on AICPA Statement of Position 03-3 using the interest method.  The interest method applies an effective interest rate to the cost basis of each pool, which remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent cash flows.  Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost.  See Note C to Financial Statements.

NOTE I – FIXED ASSETS

During the quarter ended June 30, 2009, the Company purchased new computer equipment valued at approximately $4,988.

NOTE J – RELATED PARTY

On January 7, 2009 and June 1, 2009 the Company borrowed funds totaling approximately $30,200 and $5,000, respectively, from a shareholder.  The interest rate is 2% per month.  There is no maturity date, however, if either party decides to end the agreement, the loan must be repaid within 30 days.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

During the quarter ended September 30, 2008, the Company borrowed approximately $352,000 from two related parties to finance the purchase of a receivable portfolio.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the caption loans from officer and loan from an individual on the balance sheet.  The loan from this individual is deemed to be a related party because of his affiliation with the Company. At June 30, 2009, the balance of the loan from officer is $79,541 and the loan from this individual is $331,422.

On a periodic basis the Company borrows funds from shareholders for working capital.  At June 30, 2009 these borrowings total $220,819.

NOTE K - STOCKHOLDERS’ EQUITY

As of January 1, 2008, the Company has included 5,000 of its common shares as issued and outstanding for professional fees incurred.  The shares were valued at $2.50 per share.  Consulting expense charged to operations as of December 31, 2008 was $12,500.  These shares are included as outstanding but have not yet been issued.

On January 22, 2009, the Company has included 12,000 of its common shares as issued and outstanding for consulting fees incurred. The shares were valued at $2.00 per share.  Consulting expense charged to operations as of June 30, 2009 was $24,000.  These shares are included as outstanding but have not yet been issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Revenue from the collection of distressed debt owned by the Company is recognized based on AICPA Statement of Position 03-3 using the interest method.  The interest method applies an effective interest rate to the cost basis of each pool, which remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent cash glows.  Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost.  The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments and  assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.

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

During the six months ended December 31, 2008, the Company actually collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  During the six months ended June 30, 2009, the Company actually collected $78,215 which was $35,245 less than the amount provided in its original projections on a quarterly basis.  The Company believes that its original projections are still accurate and attributes the decreased collections to a reduction in manpower used during the quarter.  Management expects to boost its efforts during the second quarter and therefore no impairment has been recognized.  The excess cash collections from 2008 combined with the decreased cash collections for the six months ended June 30, 2009 and the changes in exchange rates provided a reduction to the projected ended carrying amount of $14,729.

The following table reflects the carrying amount and cash flows expected to be collected for the quarters ending June 30 and December 31, 2009 and the years ending December 31, 2010 through 2013:

	Beginning	Cash Flows Expected		Reduction	Ending
Year Ended	Carrying	to be	Interest	of Carrying	Carrying
31-Dec	Amount	Collected	Income	Amount	Amount

June 2009	$646,585	$78,215	$51,215	$27,000	$619,585
2009	619,585	149,313	97,581	51,731	567,854
2010	567,854	234,757	134,313	100,444	467,410
2011	467,410	234,757	110,555	124,202	343,209
2012	343,209	234,757	81,401	153,356	189,852
2013	189,852	234,757	44,905	189,852
					0
Totals		$1,166,556	$519,971	$646,585

Accretable yield has been calculated as follows:

Cash flows expected to be collected as of 6/30/09	$1,166,556
Less: Beginning carrying amount	646,585
Yield accreted June 30, 2009	51,215

Accretable Yield as of 6/30/09	$468,756

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the captions loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At June 30, 2009, the balance of the loan including accrued interest, from officer is $79,541 and the loan from an individual is $331,422.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June 2, 2008 to $665,842 at June 30, 2009.  The difference of $150,452 is included in accumulated other comprehensive loss.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

The following table summarizes the results of our operations during the three month period ended June 30, 2009, and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2009 to the same period of 2008.

	6/30/09	6/30/08	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	930,475	1,211,244	(280,769)	(23.18)
Cost of Services	573,022	784,879	(211,857)	(26.99)
Selling, General and Administrative Expense	304,185	345,469	(41,284)	(11.95)
Interest expense	163,376	140,231	23,145	16.50
Depreciation & amortization	43,325	57,017	(13,692)	(24.01)
Foreign Exchange & other	45,609	(4,463)	50,072	(1,121.94)
Net income (loss) –Lexicon United	(101,364)	(120,815)	19,451	16.10
Earnings (Loss) per common share	(.01)	(.01)	0	0

We had revenues of $930,475 for the three month period ended June 30, 2009, compared to revenues of $1,211,244 during the same period in 2008.  Our revenues decreased 23.18% in the three-month period ended June 30, 2009 primarily due to the inactivity of Engepet Energy Enterprises and an increase in collections of receivables offset by the effect of changes in the foreign exchange rate.

Our cost of services for the three-month period ended June 30, 2009 was $573,022 as compared to $784,879 during the same period in 2008.  This decrease of $211,857 is primarily the result of inactivity in Engepet Energy Enterprises and the changes in the foreign exchange rate.

Selling, general and administrative expenses decreased by $41,284 or 11.95%, to $304,185 in the three-month period ended June 30, 2009 compared to $345,469 in the same period in 2008.  The change is the result of decreases in bank fees, and consultants and the changes in the foreign exchange rate.

Interest expense for the three-month period ended June 30, 2009 was $163,376 and interest expense in the same period of 2008 was $140,231.  Interest expense increased 16.50% in the three month period ended June 30, 2009 due to the increase of new borrowings over the past year and was offset by the changes in the foreign exchange rate.

During the three-month period ended June 30, 2009 we incurred a net loss of $(101,364) compared with $(120,815) for the same period in the prior year.  The decrease in our loss is primarily due to the decrease in expenses and foreign exchange rates as described above offset by decreased revenues in addition to the adoption of FAS 160, which allocated ($6,460) loss to the non-controlling interest.

Loss per common share for the three month period ended June 30, 2009 was $(.01) as compared to a loss of $(.01) during the same period of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

The following table summarizes the results of our operations during the six-month period ended June 30, 2009, and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2009 to the same period of 2008.

	6/30/09	6/30/08	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,740,620	2,096,109	(355,489)	(16.96)
Cost of Services	1,063,812	1,274,936	(211,124)	(16.56)
Selling, General and Administrative Expense	655,086	858,373	(203,287)	(23.68)
Interest expense	326,972	261,597	65,375	24.99
Depreciation & amortization	84,096	116,133	(32,037)	(27.59)
Foreign Exchange & other	40,237	884	39,353	4,451.70
Net income (loss) –Lexicon United	(321,032)	(414,046)	93,014	22.46
Earnings (Loss) per common share	(.04)	(.05)	.01	20.00

We had revenues of $1,740,620 for the six month period ended June 30, 2009, compared to revenues of $2,096,109 during the same period in 2008.  Our revenues decreased 16.96% in the six month period ended June 30, 2009 primarily due to inactivity of Engepet Energy Enterprises and an increase in collections of receivables offset by the effect of changes in the foreign exchange rate.

Our cost of services for the six-month period ended June 30, 2009 was $1,063,812 as compared to $1,274,936 during the same period in 2008.  This decrease of $211,124 is primarily the result of increased postal and mail services, increase in employees offset by a decrease in internship program expenses, inactivity of Engepet Energy Enterprises and the effect of changes in the foreign exchange rate.

Selling, general and administrative expenses decreased by $203,287 or 23.68%, to $655,086 in the six-month period ended June 30, 2009 compared to $858,373 in the same period in 2008.  The change is the result of decreases in consultant, bank fees and telephone expenses, increase in agreement losses and the effect of changes in the foreign exchange rate.

Interest expense for the six-month period ended June 30, 2009 was $326,972 and interest expense in the same period of 2008 was $261,597.  Interest expense increased 24.99% in the six month period ended June 30, 2009 due to an increase of new borrowings over the past year and was offset by the changes in the foreign exchange rate.

During the six-month period ended June 30, 2009 we incurred a net loss of $(321,032) compared with $(414,046) for the same period in the prior year.  The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FAS 160, which allocated ($28,077) loss to the non-controlling interest.

Loss per common share for the six month period ended June 30, 2009 was $(.04) as compared to a loss of $(.05) during the same period of 2008.

Cash Flow Items

The following table provides the statements of net cash flows for the six-month period ended June 30, 2009.

	Six Months Ended June 30,
	2009	2008
Net Cash Provided By (Used in) Operating Activities	128,810	(576,145)
Net Cash Used in Investing Activities	(4,988)	(23,677)
Net Cash Provided By (Used In) Financing Activities	(217,020)	552,112
Net Increase (decrease) in Cash and Cash Equivalents	(98,629)	(17,370)
Cash and Cash Equivalents - Beginning of Period	291,453	467,195
Cash and Cash Equivalents - End of Period	192,824	449,825

We provided $128,810 of cash from our operating activities during the six month period ended June 30, 2009 as compared to $576,145 cash used during the six-month period ended June 30, 2008.  The difference of $704,955 is mainly attributable to a decrease in net loss of $64,937 and to changes in other receivables of $198,966 and investment in receivable portfolio of $363,705.

We used $4,988 in cash from our investing activities during the six month period ended June 30, 2009, as compared to $23,677 used in the prior period ending June 30, 2008.  These funds were used for the purchase of fixed assets.

We used a net of $217,020 from financing activities during the six-month period ended June 30, 2009 as compared to providing funds of $552,112 during the six month period ended June 30, 2008.  The change is primarily due to a decrease in related party borrowings for the six months ended June 30, 2009.

Balance Sheet Items

As of June 30, 2009, we had total current assets of $797,164, as compared to $1,157,273 as of June 30, 2008.  Our total assets as of June 30, 2009 were $3,098,595 as compared to $4,025,307 as of June 30, 2008.  We had total current liabilities of $3,972,311 as of June 30, 2009 as compared to $4,437,848 as of June 30, 2008, and we had total liabilities of $4,017,598 as of June 30, 2009 as compared to $4,821,051 as of June 30, 2008.

The decrease in total assets is primarily due to a decrease in cash of $257,002, a decrease in receivables of $95,669 a decrease in the investment in receivable portfolio of $211,438, and a decrease in fixed assets of $281,778. The decrease in total liabilities is due to an increase in borrowings offset by the effects of the change of the foreign exchange rates.

As of June 30, 2009, our total Stockholders’ Equity (deficit) was $(976,112) as compared to $(795,744) at June 30, 2008.  This change was due to an increase in capital stock and paid in capital of $36,500 offset by operating losses and gains due to foreign exchange rates.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services tax liability by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability, we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.  We had cash and cash equivalents of approximately $192,823 as of June 30, 2009 and we had short-term liabilities in the amount of $3,972,311, as well as long-term liabilities in the amount of $135,287 as of June 30, 2009.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary. During 2007, the Company successfully negotiated with Brazilian authorities to favorably settle previously recorded municipal service taxes of $730,000.  In addition, the company further evaluated related payroll tax provisions and reduced the same by approximately $200,000.

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

As of June 30, 2009, we had cash assets of $192,823 and total assets of $3,098,595 as compared to cash assets of $449,825 and total assets of $4,025,307 as of June 30, 2008. The decrease in total assets is primarily due to a decrease in cash of $257,002, a decrease in receivables of $95,669 a decrease in the investment in receivable portfolio of $211,438 and a decrase in fixed assets of $281,778.   We have a $(3,175,147) negative working capital at June 30, 2009, of which $1,464,126 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 26% to 42% per year.  The balance of the loans at June 30, 2009 was $277,031.

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

In June, 2009, the Company borrowed approximately $16,000 from Banco Real.  The loan is payable in 12 monthly installments plus interest of 2.8% per month, commencing July, 2009.  The loan is personally guaranteed by ATN’s directors.

In June, 2009, the Company borrowed approximately $25,000 from Banco Mercantile do Brasil.  The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing July, 2009.  The loan is personally guaranteed by ATN’s directors.

 In June, 2009, the Company borrowed approximately $51,000 from Banco Bradesco.  The loan is payable in 12 monthly installments plus interest of 2.05% per month, commencing July, 2009.  The loan is personally guaranteed by ATN’s directors.

An analysis of the current and long-term portion of the debt at June 30, 2009 is as follows:

Total loans outstanding	$432,012

Less: current portion	$296,725

Long-term portion	$135,287

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2009 that were not previously disclosed in a report that was filed during that period.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the second quarter of fiscal year 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

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

DATED:  August 14, 2009

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