Form 10-Q
period 2009-09-30
LEXICON UNITED INC
filed 2009-11-16
CIK 1158201

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,708,134

TABLE OF CONTENTS
_________________

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$133,741	$291,453
Accounts receivable	391,304	342,144
Other receivables	226,994	211,520
Prepaid expenses	2,176	163
Total current assets	754,215	845,280

FIXED ASSETS
Building, equipment, and leasehold improvements, net of accumulated depreciation of $398,360 and $237,570 at September 30, 2009 and December 31, 2008, respectively	548,601	478,896

OTHER ASSETS

Investment in receivable portfolios	625,216	529,742
Customer Lists, net of amortization of $192,645 and $154,116 at September 30, 2009 and December 31, 2008, respectively	321,088	359,617
Tradenames, net of amortization of $82,563 and $66,050 at September 30, 2009 and December 31, 2008, respectively	137,608	154,120
Goodwill	693,141	693,141
Security deposit	1,350	1,350
Total other assets	1,778,403	1,737,970

TOTAL ASSETS	$3,081,219	$3,062,146

CURRENT LIABILITIES
Loans payable to banks	$284,548	$267,039
Current portion of long term debt	301,490	365,782
Bank Overdrafts	330,983	301,282
Note payable to an individual	404,566	292,262
Accounts Payable	228,926	102,049
Loans payable to officer	392,197	187,605
Accrued Expenses	788,094	477,571
Accrued Municipal Service Taxes	163,791	125,017
Accrued Payroll and related taxes	1,292,666	984,358
Accrued Employee Benefits	149,339	113,919

Total Current Liabilities	4,336,600	3,216,884

LONG TERM LIABILITIES
Long term debt	151,300	167,872

Total Long Term Liabilities	151,300	167,872

TOTAL LIABILITIES	4,487,900	3,384,756

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 8,708,134 and 8,696,134 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	8,708	8,696
Paid in capital	2,749,942	2,725,954
Accumulated other comprehensive loss	(667,152)	(99,028)
Accumulated deficit	(3,437,978)	(2,958,232)
Total Lexicon Stockholders' Deficit	(1,346,480)	(322,610)

Non-Controlling Interest	(60,201)	-
Total Deficit	(1,406,681)	(322,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,081,219	$3,062,146

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Service revenue	$1,219,799	$1,214,201	$2,882,204	$3,310,310
Revenue from receivable portfolios	-	52,347	78,215	52,347
Total revenues	1,219,799	1,266,548	2,960,419	3,362,657

COST OF SERVICES	624,837	756,360	1,688,649	2,031,296

GROSS PROFIT	594,962	510,188	1,271,770	1,331,361

COSTS AND EXPENSES
Selling, general and administrative	536,324	462,968	1,191,410	1,321,341
Depreciation	27,721	31,999	75,123	111,438
Amortization	18,347	18,347	55,041	55,041
Total costs and expenses	582,392	513,314	1,321,574	1,487,820

OPERATING INCOME (LOSS)	12,570	(3,126)	(49,804)	(156,459)

OTHER INCOME (LOSS)
Interest expense	(212,942)	(172,250)	(539,914)	(433,847)
Foreign exchange and other	18,640	(26,882)	58,877	(25,998)
Total Other Income(loss)	(194,302)	(199,132)	(481,037)	(459,845)

NET LOSS BEFORE INCOME TAX	(181,732)	(202,258)	(530,841)	(616,304)

Provision for income taxes	-	7,165	0	7,165

NET LOSS	(181,732)	(209,423)	(530,841)	(623,469)

Less: Net loss attributable to the noncontrolling interest	(23,018)	-	(51,095)	0

NET LOSS ATTRIBUTABLE TO LEXICON UNITED INCORPORATED	$(158,714)	$(209,423)	$(479,746)	(623,469)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.06)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,708,134	8,691,134	8,707,211	8,558,866

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(530,841)	$(623,469)
Noncash items included in net loss:
Depreciation	75,123	111,438
Amortization of intangibles	55,041	55,041
Adjustment of fixed asset balances	-	37,661
Accrued interest on loans to individual	158,804	-
Stock based compensation	24,000	-
Decrease (increase) in assets:
Accounts receivable	(113,299)	(44,532)
Other receivables	222,694	(80,899)
Prepaid expenses	(1,963)	(255)
Security deposit	-	(1,350)
Increase (decrease) in liabilities:
Accounts payable	70,366	35,846
Accrued expenses	172,862	199,797

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	132,787	(310,722)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(7,044)	(24,246)
Investment in receivable portfolio	101,973	(351,700)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	94,929	(375,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc	-	1,000,000
Loan from related party	299,388	88,788
Repayment of loans	(817,787)	(503,315)
Proceeds of new loans	145,661	130,935
Issuance of common stock	-	10,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(372,738)	726,908

EFFECT OF EXCHANGE RATE OF CASH	(12,690)	(62,859)

NET DECREASE IN CASH	(157,712)	(22,619)

CASH, BEGINNING OF PERIOD	291,453	467,195

CASH, END OF PERIOD	$133,741	$444,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$381,110	$423,935

Non cash items
Purchase of furniture and equipment		$43,095

Conversion of loan from Keyano Investment, Inc to common stock		$800,000

Loans and accounts payable incurred for acquisition of receivable portfolio		$327,117

Issuance of common stock for consulting services	$24,000

See accompanying notes to financial statements

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-KSB for the year ended December 31, 2008 filed April 15, 2009.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,437,978 and negative working capital of $3,582,385 at September 30, 2009. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C– PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiaries Engepet Energy Enterprises, Inc. and United Oil Services, Inc.  All material intercompany transactions have been eliminated in consolidation. Engepet and United Oil Services, Inc. were newly formed in 2008 and their transactions are not deemed to be significant.

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental agencies, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path through the content through the Topic, Subtopic, Section and Paragraph structure.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

FASB ASC Topic 810, “Consolidation”  New authoritative accounting guidance under ASC Topic 810, “Consolidation” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Under ASC topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  The new authoritative accounting guidance under ASC Topic 810 became effective on January 1, 2009 and the Company adopted it as of that date.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to  change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  This new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  The new accounting guidance amended prior guidance to expand certain disclosure requirements.  The new authoritative accounting guidance under ASC Topic 810 became effective on January 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s statements beginning  October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

FASB ASC Topic 855 “Subsequent Events”, formerly SFAS No. 165, “Subsequent Events” issued in  May 2009, provides guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Company evaluated events between the end of the most recent quarter, September 30, 2009 and November 13, 2009, the date the consolidated financial statements were issued and no additional disclosures were deemed necessary.

NOTE E – FAIR VALUE MEASUREMENTS

On January 1, 2008, The Company adopted the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” (prior authoritative literature: Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”), for financial assets and liabilities.  On January 1, 2009, the Company adopted the provisions of Topic 820 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.  Topic 820 defines fair-value, provides guidance for measuring fair value and requires certain disclosures.  It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at September 30, 2009	Fair Value at December 31, 2008

Cash and cash equivalents	Level 1	$133,741	$291,453

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

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
The Company has adopted FASB ASC Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (prior authoritative literature: AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”).  In accordance with Subtopic 310-30, The Company can account for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate to the cost basis of the pool.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments. The Company used the interest method through June 30, 2009 and has determined that the amount and timing of future cash collections on the receivable portfolios are not reasonably predictable, and therefore, beginning July 1, 2009, will be using the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the purchase price of the portfolio has been fully recognized.

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

The following summarizes the Company’s portfolio activity using the cost recovery method:

Balance beginning on July 1, 2009	$604,856
Collections of portfolio receivables	(41,191)
Change in foreign exchange rate	61,551

Balance, September 30, 2009	$625,216

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200.  The notes are due December 31, 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the captions loans from officer and loan from an individual on the balance sheet.  The loan from an individual is deemed to be a related party because of his affiliation with the Company. At September 30, 2009, the balance of the loan including accrued interest, from officer is $92,646 and the loan from an individual is $386,026.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $730,813 at September 30, 2009.  The difference of $85,481 is included in accumulated other comprehensive loss.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

NOTE H– REVENUE RECOGNITION

The Company derives its revenue primarily from collection of distressed debt by entering into non binding agreements with financial institutions to collect their delinquent debt.  Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established.  The Company is then entitled to a commission on the agreed settlement.  The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors.  Revenue from the collection of distressed debt owned by the Company is recognized based on FASB ASC Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”  using the cost recovery method commencing July 1, 2009 and the interest method prior to July 1, 2009. (See Note F).

NOTE I – FIXED ASSETS

During the quarters ended June 30, 2009 and September 30, 2009, the Company purchased new equipment valued at approximately $5,444 and $1,600, respectively.

NOTE J – RELATED PARTY

On January 7, 2009, June 1, 2009, and September 14, 2009 the Company borrowed funds totaling approximately $30,200, $5,000, and $22,500, respectively, from a shareholder.  The interest rate is 2% per month.  There is no maturity date, however, if either party decides to end the agreement, the loan must be repaid within 30 days.  The balance of the loans at September 30, 2009 is $61,864.

During the quarter ended September 30, 2008, the Company borrowed approximately $352,000 from two related parties to finance the purchase of a receivable portfolio.  The notes are due December 2009 and bear interest at the rate of 2.0% per month.  The notes are included in the caption loans from officer and loan from an individual on the balance sheet.  The loan from this individual is deemed to be a related party because of his affiliation with the Company. At September 30, 2009, the balance of the loan from officer is $92,646 and the loan from this individual is $386,026.

On a periodic basis the Company borrows funds from shareholders for working capital.  At September 30, 2009 these borrowings total $239,795. Amounts due to the shareholder at September 30, 2009 is $2,108.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE K – LOAN FROM AN INDIVIDUAL

In July, 2008, the Company borrowed approximately $65,000 from an individual for working capital.  The loan is due January 12, 2010 and bears interest at the rate of 21.6% per year.  The balance of the loan at September 30, 2009 is $18,540.

NOTE L - STOCKHOLDERS’ EQUITY

As of January 1, 2008, the Company has included 5,000 of its common shares as issued and outstanding for professional fees incurred.  The shares were valued at $2.50 per share.  Consulting expense charged to operations as of December 31, 2008 was $12,500.  These shares are included as outstanding but have not yet been issued.

On January 22, 2009, the Company has included 12,000 of its common shares as issued and outstanding for consulting fees incurred. The shares were valued at $2.00 per share.  Consulting expense charged to operations as of September 30, 2009 was $24,000.  These shares are included as outstanding but have not yet been issued.

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

Revenue from the collection of distressed debt owned by the Company is recognized based on FASB ASC Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” using the cost recovery method commencing July 1, 2009 and the interest method prior to July 1, 2009. Under the cost recovery method, revenues are only recognized after the initial investment has been recovered.

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with FASB ASC Topic 350 “Intangibles-Goodwill and Other” (formerly SFAS No. 142, Goodwill and Other Intangible Assets). As required by FASB ASC Topic 350, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. The company performs this testing for its Brazilian operating segment which is considered a reporting unit under FASB ASC Topic 350. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and assumptions that management believes were appropriate in the circumstances. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.

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

The Company has adopted FASB ASC Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (prior authoritative literature: AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”). In accordance with Subtopic 310-30, The Company can account for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate to the cost basis of the pool. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments. The Company used the interest method through June 30, 2009 and has determined that the amount and timing of future cash collections on the receivable portfolios are not reasonably predictable, and therefore, beginning July 1, 2009, will be using the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the purchase price of the portfolio has been fully recognized.

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

The following summarizes the Company’s portfolio activity using the cost recovery method:

Balance beginning on July 1, 2009	$604,856
Collections of portfolio receivables	(41,191)
Change in foreign exchange rate	61,551

Balance, September 30, 2009	$625,216

The Company financed the purchase of the portfolio with two Notes Payable totaling R$626,200. The notes are due December 31, 2009 and bear interest at the rate of 2.0% per month. The notes are included in the captions loans from officer and loan from an individual on the balance sheet. The loan from an individual is deemed to be a related party because of his affiliation with the Company. At September 30, 2009, the balance of the loan including accrued interest, from officer is $92,646 and the loan from an individual is $386,026.

Due to the strengthening US dollar, there has been a change in the value of the purchase price of the receivable portfolio from $816,294 at June, 2, 2008 to $730,813 at September 30, 2009. The difference of $85,481 is included in accumulated other comprehensive loss.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

The following table summarizes the results of our operations during the three month period ended September 30, 2009, and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2009 to the same period of 2008.
	9/30/09	9/30/08	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,219,799	1,266,548	(46,749)	(3.69)
Cost of Services	624,837	756,360	(131,523)	(17.39)
Selling, General and Administrative Expense	536,324	462,968	73,356	15.84

Interest expense	212,942	172,250	40,692	23.62
Depreciation & amortization	46,068	50,346	(4,278)	(8.5)
Foreign Exchange & other	18,640	(26,882)	45,522	169.34
Net income (loss) –Lexicon United	(158,714)	(209,423)	50,709	24.21
Earnings (Loss) per common share	(.02)	(.02)	0	0

We had revenues of $1,219,799 for the three month period ended September 30, 2009, compared to revenues of $1,266,548 during the same period in 2008. Our revenues decreased 3.69% in the three month period ended September 30, 2009 primarily due to change in recognizing revenue from our distressed debt portfolio from the interest method to the cost recovery method during the quarter ended September 31, 2009..

Our cost of services for the three month period ended September 30, 2009 was $624,837 as compared to $756,360 during the same period in 2008. This decrease of $131,523 is primarily the result of increases in postal/mail expenses and employee benefits, offset by decreases in expenses in internship programs and changes in the foreign exchange rate.

Selling, general and administrative expenses increased by $73,356 or 15.84%, to $536,324 in the three month period ended September 30, 2009 compared to $462,968 in the same period in 2008. The change is the result of increased telephone expense offset by the changes in the foreign exchange rate.

Interest expense for the three month period ended September 30, 2009 was $212,942 and interest expense in the same period of 2008 was $172,250. Interest expense increased 23.62% in the three month period ended September 30, 2009 due to the increase of new borrowings over the past year and was offset by the changes in the foreign exchange rate.

During the three month period ended September 30, 2009 we incurred a net loss of $(158,714) compared with $(209,423) for the same period in the prior year. The decrease in our loss is primarily due to the change in foreign exchange rates offset by increased expenses and decreased revenues as described above in addition to the adoption of FASB ASC Topic 810, which allocated ($23,018) loss to the non-controlling interest.

Loss per common share for the three month period ended September 30, 2009 was $(.02) as compared to a loss of $(.02) during the same period of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

The following table summarizes the results of our operations during the nine month period ended September 30, 2009, and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2009 to the same period of 2008.

	9/30/09	9/30/08	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	2,960,419	3,362,657	(402,238)	(11.96)
Cost of Services	1,688,649	2,031,296	(342,647)	(16.87)
Selling, General and Administrative Expense	1,191,410	1,321,341	(129,931)	(9.83)

Interest expense	539,914	433,847	106,067	24.45
Depreciation & amortization	130,164	166,479	(36,315)	(21.81)
Foreign Exchange & other	58,877	(25,998)	84,875	326.47
Net income (loss) –Lexicon United	(479,746)	(623,469)	143,723	23.05
Earnings (Loss) per common share	(.06)	(.07)	.01	14.29

We had revenues of $2,960,419 for the nine month period ended September 30, 2009, compared to revenues of $3,362,657 during the same period in 2008. Our revenues decreased 11.96% in the nine month period ended September 30, 2009 primarily due to inactivity of Engepet Energy Enterprises and an increase in collections of receivables offset by the effect of changes in the foreign exchange rate.

Our cost of services for the nine month period ended September 30, 2009 was $1,688,649 as compared to $2,031,296 during the same period in 2008. This decrease of $342,647 is primarily the result of increased postal and mail services, increase in employee related expenses offset by a decrease in internship program expenses, inactivity of Engepet Energy Enterprises and the effect of changes in the foreign exchange rate.

Selling, general and administrative expenses decreased by $129,931 or 9.83%, to $1,191,410 in the nine month period ended September 30, 2009 compared to $1,321,341 in the same period in 2008. The change is the result of decreases in consultant, and bank fees, offset by increases in telephone expenses and agreement losses and the effect of changes in the foreign exchange rate.

Interest expense for the nine month period ended September 30, 2009 was $539,914 and interest expense in the same period of 2008 was $433,847. Interest expense increased 24.45% in the nine month period ended September 30, 2009 due to an increase of new borrowings over the past year and was offset by the changes in the foreign exchange rate.

During the nine month period ended September 30, 2009 we incurred a net loss of $(479,746) compared with $(623,469) for the same period in the prior year. The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FASB ASC Topic 810, which allocated ($51,095) loss to the non-controlling interest.

Loss per common share for the nine month period ended September 30, 2009 was $(.06) as compared to a loss of $(.07) during the same period of 2008.

Cash Flow Items
The following table provides the statements of net cash flows for the nine month period ended September 30, 2009.

	Nine Months Ended September 30,
	2009	2008
Net Cash Provided By (Used in) Operating Activities	132,787	(310,722)
Net Cash Provided By (Used in) Investing Activities	94,929	(375,946)
Net Cash Provided By (Used In) Financing Activities	(372,738)	726,908
Net Decrease in Cash and Cash Equivalents	(157,712)	(22,619)
Cash and Cash Equivalents - Beginning of Period	291,453	467,195
Cash and Cash Equivalents - End of Period	133,741	444,576

We provided $132,787 of cash from our operating activities during the nine month period ended September 30, 2009 as compared to $310,722 cash used during the nine month period ended September 30, 2008. The difference of $443,509 is mainly attributable to a decrease in net loss of $92,628 and to changes in other receivables of $303,593.

We provided $94,929 in cash from our investing activities during the nine month period ended September 30, 2009, as compared to $375,946 used in the prior period ending September 30, 2008. These funds were used for the purchase of fixed assets and the investment in the receivable portfolio.

We used a net of $372,738 from financing activities during the nine month period ended September 30, 2009 as compared to providing funds of $726,908 during the nine month period ended September 30, 2008. The change is primarily due to a decrease in related party borrowings for the nine months ended September 30, 2009.

Balance Sheet Items

As of September 30, 2009, we had total current assets of $754,215, as compared to $1,026,377 as of September 30, 2008. Our total assets as of September 30, 2009 were $3,081,219 as compared to $3,703,639 as of September 30, 2008. We had total current liabilities of $4,336,600 as of September 30, 2009 as compared to $3,884,873 as of September 30, 2008, and we had total liabilities of $4,487,900 as of September 30, 2009 as compared to $4,120,638 as of September 30, 2008.

The decrease in total assets is primarily due to a decrease in cash of $310,835, a decrease in the investment in receivable portfolio of $53,601, a decrease in customer lists and tradenames of $73,389 and a decrease in fixed assets of $63,268. The increase in total liabilities is due to an increase in borrowings, accounts payable, and accrued expenses offset by the effects of the change of the foreign exchange rates.

As of September 30, 2009, our total Stockholders’ Equity (deficit) was $(1,406,681) as compared to $(416,999) at September 30, 2008. This change was due to an increase in capital stock and paid in capital of $36,500 offset by operating losses and gains due to foreign exchange rates.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services and payroll tax liabilities by restructuring such debt. We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt). We also do not anticipate any material changes in our operations during the next twelve months. As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability, we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months. We had cash and cash equivalents of approximately $133,741 as of September 30, 2009 and we had short-term liabilities in the amount of $4,336,600, as well as long-term liabilities in the amount of $151,300 as of September 30, 2009. The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary. During 2007, the Company successfully negotiated with Brazilian authorities to favorably settle previously recorded municipal service and related payroll tax lia-bilities of $730,000. In addition, the company further evaluated related payroll tax provisions and reduced same by approximately $200,000.

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

As of September 30, 2009, we had cash assets of $133,741 and total assets of $3,081,219 as compared to cash assets of $444,576 and total assets of $3,703,639 as of September 30, 2008. The decrease in total assets is primarily due to a decrease in cash of $310,835, a decrease in the investment in receivable portfolio of $53,601, a decrease in customer lists and tradenames of $73,389 and a decrease in fixed assets of $63,268. We have a $(3,582,385) negative working capital at September 30, 2009, of which $1,605,796 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company’s principal shareholders. The loans mature at various months throughout the year and are generally renewed at maturity. The interest rates are fixed and bear interest at rates ranging from 26% to 42% per year. The balance of the loans at September 30, 2009 was $284,548.

Long-Term Debt

On April 17, 2006, the Company closed on a Real Estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participacoes, Ltda.’s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 13.29%.

In August 2006, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $38,395 is financed over a three year period at 14.4% per year. The loan has been paid in full.

In September 2006, the Company purchased new furniture. The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index. The loan is payable in 48 monthly installments commencing October 8, 2007. The loan is secured by the furniture.

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments plus interest of 2.73% per month, commencing July, 2007. The loans are personally guaranteed by ATN’s directors. The loans have been paid in full.

In June, 2007, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $207,400 and is payable in 24 monthly installments plus interest of 2.60% per month, commencing July, 2007. The loan is personally guaranteed by ATN’s directors. The loan has been paid in full.

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

In October, 2008, the Company borrowed approximately $60,000 from Banco ITAU. The loan is payable in 9 monthly installments plus interest of 2.88% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors..The loan has been paid in full.

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

In July, 2009, the Company borrowed approximately $42,500 from Banco Santander. The loan is payable in 18 monthly installments plus interest of 2.53% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors.

An analysis of the current and long-term portion of the debt at September 30, 2009 is as follows:

Total loans outstanding	$452,790

Less: current portion	$301,490

Long-term portion	$151,300

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the material weakness set forth in item (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2009 that were not previously disclosed in a report that was filed during that period.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the third quarter of fiscal year 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.
OTHER INFORMATION.

Effective September 1, 2009, Jeffrey Nunez was elected a Vice President of the Company

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

DATED: November 16, 2009

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