Form 10-K
period 2009-12-31
LEXICON UNITED INC
filed 2010-05-17
CIK 1158201

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.
Yes  ☐ No  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrantwas required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or anyamendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,828,134 shares of common stock par value $0.001 as of May 15, 2010.

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

Call Center

We provide our services through the operation of our main call center, located in Rio de Janeiro, Brazil.

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

Major Customers

We receive the majority of our revenues and income from less than ten major clients.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

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

Employees

As of December 31, 2009, we had a total of approximately 300 full-time employees. Our employees are not represented by a labor union. We believe that our relations with our employees are satisfactory.

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

Financial Risks

We only have approximately $136,308 in cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our marketing and development programs.

As of December 31, 2009, we had approximately $136,308 in cash available to fund our operations, which includes cash held by both Lexicon and ATN on a consolidated basis. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

Risks Relating To Our Business

The company has a history of losses and may need additional financing to continue its operations, and such financing may not be available upon favorable terms, if at all.

We have incurred net losses of $73,996 in 2009 and $760,747 in 2008 and an accumulated deficit of $2,958,232 and have a negative working capital of $2,112,263 at December 31, 2009. There can be no assurances that we will be able to operate profitably in the future. In the event that we are not successful in implementing its business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

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

We derive virtually all of our revenues from clients in the financial services sector. If this sector performs poorly, clients in this sector may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in this sector to reduce or eliminate the use of third-party accounts receivable service providers, it could harm our business.

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

We rely on a small number of major clients for a significant portion of our revenues. The loss of these customers as our clients or their failure to pay us could reduce revenues and adversely affect the results of our operations.

We receive the majority of our revenues and income from less than ten major clients.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 40,000,000 shares of common stock. As of May 15, 2010, we had outstanding  8,828,134 shares of common stock. Accordingly, we have 31,171,866 shares of common stock available for future sale.

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

ATN’s executive offices are located on the 8th Floor of a modern 11-storey executive office building located at Largo de São Francisco de Paula 42, Centro Historico Rio de Janeiro, CEP 20.051-070. ATN’s office space consists of 500 square meters: of which 300 square meters is used as a call center; 50 square meters is used for administrative offices; 20 square meters is used for our conference room; and 60 square meters is used for a training room with a 30-person capacity. The Company also owns 16 parking spaces in the building which is an added benefit to conducting business in the middle of Rio de Janeiro’s downtown historical center. On December 30, 2009, the Brazilian shareholders contributed the ninth floor office space to the Company which was currently leased to the Brazilian subsidiary.  The office space was contributed at fair value net of any indebtedness on the office space.  As a result, fixed assets increased $551,133, shareholder loans increased $166,481 and total stockholders’ deficit decreased $384,652.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2009, the Company was not a party to any pending or threatened legal proceedings.  ATN is a party to several employment-based lawsuits which the Company does not consider material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2009, and no meeting of shareholders was held.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Common Stock	High	Low
2008
First Quarter	$4.25	$2.50
Second Quarter	$5.50	$2.95
Third Quarter	$5.00	$3.00
Fourth Quarter	$4.00	$0.70
2009
First Quarter	$3.00	$2.00
Second Quarter	$3.00	$2.10
Third Quarter	$2.00	$0.55
Fourth Quarter	$2.00	$1.00

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2009, we had a total of 8,828,134 shares of our common stock outstanding.  Of these shares, 8,300,634 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 8,828,134 shares of our common stock to approximately 100 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On March 23, 2010, the Company issued 120,000 shares of its common stock to Wakabayashi Fund, Ltd. As consideration for investor relations services.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended	12/31/2009	12/31/2008	12/31/2007
Revenues	4,268,938	4,331,355	2,825,927
Net Loss	(73,996)	(760,747)	(307,422)
Net loss per share	(0.01)	(0.09)	(0.04)
Weighted average no shares	8,707,444	8,597,205	8,597,205
Lexicon Stockholders' deficit	(259,480)	(322,610)	(924,179)
Total assets	3,303,867	3,062,146	2,984,733
Total liabilites	3,351,560	3,384,756	3,908,912

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

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with FASB ASC Topic 350 “Intangibles-Goodwill and Other”.  As required, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit under FASB ASC Topic 350. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and  assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.  There was no impairment of assets at December 31, 2009.

Industry Wide Factors that are Relevant to Our Business

We are in the business of managing the recovery of credit accounts receivable in Brazil for our third-party clients who are either credit card issuers or transferees of credit accounts receivable. Our business, therefore, depends on the growth of the credit card sector in Brazil.

Uncertainties that Affect our Financial Condition

We receive the majority of our revenues and income from less than ten major clients.  None of these major clients are contractually obligated to continue use of our services at historic levels or at all, subject only to notice periods for termination.  If any of these customers were to significantly reduce their amount of service, fail to pay, or terminate their relationships with us altogether, our business could be harmed.

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

Charged-off receivables accounted for more approximately 99% of our business in 2009, while semi-performing and performing receivables each accounted for less than 1% of our business in the period.  ATN’s long period of operations and its demonstrated capacity to process millions of receivables, large and small, have made ATN an attractive resource for customers desiring to secure their receivables.  Our success rate is measured by how long an outstanding debt is past due as well as whether such debt has been categorized as a performing, semi-performing or charged-off item.  On average we recover between 2.5% and 8% of face value of our debt. Due to our level of professionalism and our successful performance we believe that we are in the top 5% of businesses in this field in Brazil.

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

Investment in Receivable Portfolio

The Company’s subsidiary ATN Capital e Participacoes Limitada (“ATN”) has extensive experience in the field of distressed credit card and consumer loan receivable collections.  It had previously only collected distressed debt for large credit card companies and financial institutions in Brazil, on a commission basis.  In 2008, in addition to working for the large institutions, it decided to purchase its own portfolio of distressed debt.  The portfolio was purchased for R$1,299,458 (approximately US$816,294) on June 2, 2008.  The portfolio includes past due and unpaid debt from more than 41,000 Brazilian consumers and has a face value of approximately R$500,000,000 (or US$305 million as of the purchase date).  The Company financed the purchase of the portfolio with cash and the execution of two notes aggregating R$626,200 from two principal shareholders, one of which is the President of the Company.  The notes bear interest at the rate of 2% per month and are due on December 31, 2009.  The notes at December 31, 2008 were included under the caption loan from an officer and loan from an individual.  The loans from an individual are deemed to  be a related party because of his affiliation with the Company.  At December 31, 2008, the balance of the including accrued interest from the officer was $58,982 and the loan from an individual was $249,434.

The Company has adopted FASB ASC Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (prior authoritative literature: AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”).  In accordance with Subtopic 310-30, The Company can account for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate to the cost basis of the pool.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments. The Company used the interest method through June 30, 2009 and has determined that the amount and timing of future cash collections on the receivable portfolios are not reasonably predictable, and therefore, beginning July 1, 2009, commenced using the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the purchase price of the portfolio has been fully recognized.

During the six months ended December 31, 2008, the Company collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  During the six months ended June 30, 2009, the Company collected $78,215 which was $35,245 less than the amount provided in its original projections on a quarterly basis.  The excess cash collections from 2008 combined with the decreased cash collections for the six months ended June 30, 2009 and the changes in exchange rates provided a $14,729 reduction in the carrying value of the portfolio as at June 30, 2009.  The carrying value at June 30, 2009 was $604,856.

An analysis of the portfolio activity under the cost recovery method at December 31, 2009 is as follows:

Portfolio carrying value at June 30, 2009	$604,856
Portfolio collections for the period July 1, 2009 to December 31, 2009	(96,343)
Transfer of portion of portfolio to two principal shareholders in consideration for shareholder debt	(513,650)
Change in currency rates for the period	97,009
Balance, December 31, 2009	$91,872

On December 30, 2009, the Company entered into agreements with two principal shareholders’ one of which is the President of the Company, the other an individual who is a major shareholder and deemed an affiliate.  On December 30, 2009, the Company had loans outstanding with these individuals relating to the original purchase of the portfolio on June, 2008.  It was agreed that they would purchase a portion of the portfolio in consideration for the liquidation of their indebtedness.  The fair value of this portfolio transferred approximated the liquidation of indebtedness which was (R$ 894,367) $513,650.

Results of Operations

Year  Ended December 31, 2009 Compared to Year Ended December 31, 2008.

The following table summarizes the results of our operations during the year ended December 31, 2009, and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2009 to the same period of 2008.

	12/31/09	12/31/08	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	4,268,938	4,331,355	(62,417)	(1.45)
Cost of Services	2,364,253	2,558,467	(194,214)	(7.6)
Selling, General and Administrative Expense	1,081,598	1,669,749	(588,151)	(35.23)
Interest expense	726,802	594,547	132,255	22.25
Depreciation & amortization	167,545	208,298	(40,753)	(19.57)
Foreign Exchange & other	59,472	(61,041)	120,513	197.43
Net income (loss) –Lexicon United	(73,996)	(760,747)	686,751	90.28
Earnings (Loss) per common share	(.01)	(.09)	.08	88.89

We had revenues of $4,268,938 for the year ended December 31, 2009, compared to revenues of $4,331,355 during the same period in 2008.  Our revenues decreased 1.45% in the year ended December 31, 2009 primarily due to inactivity of Engepet Energy Enterprises and an increase in collections of receivables offset by the effect of changes in the foreign exchange rate.

Our cost of services for the year ended December 31, 2009 was $2,364,253 as compared to $2,558,467 during the same period in 2008.  This decrease of $194,214 is primarily the result of increased postal and mail services, increase in employee related expenses offset by a decrease in internship program expenses, inactivity of Engepet Energy Enterprises and the effect of changes in the foreign exchange rate.

Selling, general and administrative expenses decreased by $588,151 or 35.23%, to $1,081,598 in the year ended December 31, 2009 compared to $1,669,749 in the same period in 2008.  The change is the result of the reversal of $712,958 of municipal service  and related taxes and decreases in consultant, and bank fees, offset by increases in telephone expenses and agreement losses and the effect of changes in the foreign exchange rate.

Interest expense for the year ended December 31, 2009 was $726,802 and interest expense in the same period of 2008 was $594,547.  Interest expense increased 22.25% in the year ended December 31, 2009  due to an increase of new borrowings over the past year and was offset by the changes in the foreign exchange rate.

During the year ended December 31, 2009 we incurred a net loss of $(73,996) compared with $(760,747) for the same period in the prior year.  The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FASB ASC Topic 810, which allocated $62,208 gain to the non-controlling interest.

Loss per common share for the year ended December 31, 2009 was $(.01) as compared to a loss of $(.09) during the same period of 2008.

Cash Flow Items

The following table provides the statements of net cash flows for the year ended December 31, 2009.

	Year Ended December 31,
	2009	2008
Net Cash Provided By (Used in) Operating Activities	(316,147)	(660,213)
Net Cash Provided By (Used in) Investing Activities	46,367	(302,481)
Net Cash Provided By (Used In) Financing Activities	(372,633)	871,100
Net Decrease in Cash and Cash Equivalents	(155,145)	(175,751)
Cash and Cash Equivalents - Beginning of Period	291,453	467,195
Cash and Cash Equivalents - End of Period	136,308	291,453

We used $316,147 of cash from our operating activities during the year ended December 31, 2009 as compared to $660,213 cash used during the year ended December 31, 2008.  The difference of $344,066 is mainly attributable to the reversal of $712,958 of municipal service and payroll taxes and to changes in other receivables of $249,491.

We provided $46,367 in cash from our investing activities during the year ended December 31, 2009, as compared to $302,481 used in the prior year ending December 31, 2008.  These funds were used for the purchase of fixed assets offset by the collection of the receivable portfolio.

We used a net of $372,633 from financing activities during the year ended December 31, 2009 as compared to providing funds of $871,100 during the year ended December 31, 2008.  The change is primarily due to an increase in the repayment of loans.

Balance Sheet Items

As of December 31, 2009, we had total current assets of $812,975, as compared to $845,280 as of December 31, 2008.  Our total assets as of December 31, 2009 were $3,303,867 as compared to $3,062,146 as of December 31, 2008.  We had total current liabilities of $2,925,238 as of December 31, 2009 as compared to $3,216,884 as of December 31, 2008, and we had total liabilities of $3,351,560  as of December 31, 2009 as compared to $3,384,756 as of December 31, 2008.

The decrease in total assets is primarily due to a decrease in cash of $155,145, a decrease in the investment in receivable portfolio of $437,870, a decrease in customer lists and tradenames of $73,389 and an increase in fixed assets of $785,284. The decrease in total liabilities is due to an increase in borrowings, accounts payable, and accrued expenses offset by a decrease in accrued municipal service and payroll taxes and by the effects of the change of the foreign exchange rates.

As of December 31, 2009, our total Stockholders’ Equity (deficit) was $(47,693) as compared to $(322,610) at December 31, 2008.  This change was due to an increase in capital stock and paid in capital of $408,652 for the acquisition of the 9th floor and share-based compensation offset by operating losses and losses due to foreign exchange rates.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services and payroll tax liabilities by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.  We had cash and cash equivalents of approximately $136,308 as of December 31, 2009 and we had short-term liabilities in the amount of $2,925,238, as well as long-term liabilities in the amount of $426,322 as of December 31, 2009.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary. During 2009, the Company evaluated their payroll tax and related accruals and reduced amounts previously recorded by approximately $712,958. The reduction in 2009 is the result of recalculating the employee withholding taxes under Brazilian guidelines.

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

As of December 31, 2009, we had cash assets of $136,308 and total assets of $3,303,867 as compared to cash assets of $291,453 and total assets of $3,062,146 as of December 31, 2008. The decrease in total assets is primarily due to a decrease in cash of $155,145, a decrease in the investment in receivable portfolio of $437,870, a decrease in customer lists and tradenames of $73,389 and an increase in fixed assets of $785,284. We have a $(2,112,263) negative working capital at December 31, 2009, of which $510,335 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 26% to 42% per year.  The balance of the loans at December 31, 2009 was $82.319.

Long-Term Debt

On April 17, 2006, the Company closed on a Real Estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participacoes, Ltda.’s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 13.29%.  The loan is secured by the company’s facility.  At December 31, 2009 and 2008, the balance of the loan is $143,205 and $123,676 respectively.

In August 2006, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $38,395 is financed over a three year period at 14.4% per year. The loan is secured by the computer equipment.   At December 31, 2009 and 2008, the balance of the loan is $-0- and $10,678 respectively.

In September 2006, the Company purchased new furniture.  The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index.  The loan is payable in 48 monthly installments commencing October 8, 2007.  The loan is secured by the furniture.  At December 31, 2009 and 2008, the balance of the loan is $60,253 and $70,544 respectively.

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments plus interest of 2.73% per month, commencing July, 2007. The loans are personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $26,255 respectively.

In June, 2007, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $207,400 and is payable in 24 monthly installments plus interest of 2.60% per month, commencing July, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $18,043, respectively.

In September, 2007, the Company borrowed $51,000 from Santander. The loan is payable in 16 monthly installments plus interest of 3.9% per month, commencing October, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008,  the balance is $-0- and $11,302, respectively.

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $189,500 is financed over a three year period plus interest at rates ranging from 12% to 12.84% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2009 and 2008 is $3,392 and $19,642, respectively.

In January 2008, the Company purchased new air conditioning equipment.  The equipment valued at approximately $28,000 is being financed over a three year period at 12% per year. The balance of the loan at December 31, 2009 and 2008 is $9,694 and $14,445, respectively.

In July, 2008, the Company borrowed approximately $77,000 from Banco ITAU. The loan is payable in 18 monthly installments plus interest of 2.28% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $ 6,927 and $58,743, respectively.

In July, 2008, the Company borrowed approximately $3,500 from Officer Distribution Production. The loan is payable in 36 monthly installments plus interest of 1.15% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $1,012 and $1,231, respectively.

In October, 2008, the Company borrowed approximately $60,000 from Banco ITAU. The loan is payable in 9 monthly installments plus interest of 2.88% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and  $54,278 respectively.

In November, 2008, the Company borrowed approximately $43,000 from Banco Bradesco. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $39,224, respectively.

In November, 2008, the Company borrowed approximately $52,000 from Unibanco-Capital De Giro. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $48,584, respectively.

In December, 2008, the Company borrowed approximately $30,000 from Banco Real. The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing December, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $29,952, respectively.

During the year ended December 31, 2008, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $15,500 is financed over a three year period plus interest at rates ranging from 11.4% to 13.8% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2009 and 2008 is $ 2,145 and $7,087, respectively.

In June, 2009, the Company borrowed approximately $25,000 from Banco Mercantile do Brasil.  The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing July, 2009.  The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $11,006.

In July, 2009, the Company borrowed approximately $42,500 from Banco Santander.  The loan is payable in 18 monthly installments plus interest of 2.53% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors. The balance of the loan at December 31, 2009 is $26,426.

In October, 2009, the Company borrowed approximately $432,000 from BNP Banco Brasil.  The loan is payable in 46 monthly installments plus interest of 2.00% per month, commencing December, 2009.  The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $307,926.

In October, 2009, the Company borrowed approximately $81,000 from Banco Bradesco.  The loan is payable in 12 monthly installments plus interest of 2.30% per month, commencing December, 2009.  The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $64,048.

In December, 2009, the Company borrowed approximately $87,450 from Banco Real.  The loan is payable in 24 monthly installments plus interest of 2.00% per month, commencing January, 2010.  The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $68,918.

In December, 2009, the Company borrowed approximately $33,000 from HSBC Capital.  The loan is payable in 12 monthly installments plus interest of 2.00% per month, commencing January, 2010.  The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $26,426.

In December, 2009 the Company assumed the note payable related to the contribution of the 9th floor office space by the minority shareholders. The loan is payable at $4,129 per month which includes interest which is adjustable annually.  The balance of the loan at December 31, 2009 is   $ 166,481.

An analysis of the current and long-term portion at December 31, is as follows:

	2009	2008
Total loans outstanding	$900,150	$533,654
Less: current portion	473,828	365,782

Long-term portion	$426,322	$167,872

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2009 and 2008 and the reports thereon of Meyler & Company, LLC.

CONTENTS

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stockholders of Lexicon United Incorporated and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of Lexicon United Incorporated and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexicon United Incorporated and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company continues to have negative cash flows from operations, recurring losses from operations, and has a stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
May 17, 2010

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$136,308	$291,453
Accounts receivable	387,392	342,144
Other receivables	209,728	211,520
Prepaid expenses	79,547	163
Total current assets	812,975	845,280

FIXED ASSETS
Building, equipment, and leasehold improvements, net of accumulated depreciation of $343,648 and $237,570 at December 31, 2009 and December 31, 2008, respectively	1,264,180	478,896

OTHER ASSETS

Investment in receivable portfolios	91,872	529,742
Customer Lists, net of amortization of $205,488 and $154,116 at December 31, 2009 and December 31, 2008, respectively	308,245	359,617
Tradenames, net of amortization of $88,067 and $66,050 at December 31, 2009 and December 31, 2008, respectively	132,104	154,120
Goodwill	693,141	693,141
Security deposit	1,350	1,350
Total other assets	1,226,712	1,737,970

TOTAL ASSETS	$3,303,867	$3,062,146

CURRENT LIABILITIES
Bank Overdrafts	$321,594	$301,282
Loans payable to banks	82,319	267,039
Current portion of long-term debt	473,828	365,782
Note payable to an individual	38,378	292,262
Accounts Payable	269,894	102,049
Loans payable to officer	249,863	187,605
Accrued Expenses	979,027	477,571
Accrued Municipal Service Taxes	46,791	125,017
Accrued Payroll and related taxes	405,726	984,358
Accrued Employee Benefits	57,818	113,919

Total Current Liabilities	2,925,238	3,216,884

LONG TERM LIABILITIES
Long term debt	426,322	167,872

Total Long Term Liabilities	426,322	167,872

TOTAL LIABILITIES	3,351,560	3,384,756

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 8,708,134 and 8,696,134 shares issued and outstanding at December 31, 2009 and December 31, 2008 respectively	8,708	8,696
Paid in capital	3,057,664	2,725,954
Accumulated other comprehensive loss	(293,624)	(99,028)
Accumulated deficit	(3,032,228)	(2,958,232)
Total Lexicon Stockholders' Deficit	(259,480)	(322,610)

Non-Controlling Interest	211,787	-
Total Deficit	(47,693)	(322,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,303,867	$3,062,146

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2009	2008
REVENUES
Service revenue	$4,190,723	$4,162,043
Revenue from receivable portfolios	78,215	169,312
Total revenues	4,268,938	4,331,355

COST OF SERVICES	2,364,253	2,558,467

GROSS PROFIT	1,904,685	1,772,888

COSTS AND EXPENSES
Selling, general and administrative (including reversal of $712,958 of accrued payroll withholding and related taxes in 2009)	1,081,598	1,669,749
Depreciation	94,156	134,909
Amortization	73,389	73,389
Total costs and expenses	1,249,143	1,878,047

OPERATING INCOME (LOSS)	655,542	(105,159)

OTHER INCOME (EXPENSE)
Interest expense	(726,802)	(594,547)
Foreign exchange and other	59,472	(61,041)
Total Other Income(expense)	(667,330)	(655,588)

NET LOSS BEFORE INCOME TAXES	(11,788)	(760,747)

Provision for income taxes	-	-

NET LOSS	(11,788)	(760,747)

Less: Net income attributable to noncontrolling interest	62,208	-

NET LOSS ATTRIBUTABLE TO LEXICON UNITED INCORPORATED	$(73,996)	(760,747)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.01)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Basic and Diluted)	8,707,444	8,597,205

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2009 and 2008

	Common Stock		Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total
	Shares	Amount

Balance, December 31, 2007	8,456,250	$8,456	$1,903,194	$(2,197,485)	$(638,344)	$(924,179)	$-	$(924,179)

Fair value of common stock issued in connection with consulting services at $3.50 per share	3,000	3	10,497			10,500		10,500

Issuance of common stock in conversation of an $800,000 debenture from Keyano Invest, Inc. a related party $3.45 per share	231,884	232	799,768			800,000		800,000

Fair value of common stock issued in connection with consulting services at $2.50 per share	5,000	5	12,495			12,500		12,500

Net loss for the year ended December 31, 2008				(760,747)		(760,747)		(760,747)

Other comprehensive gain					539,316	539,316		539,316

Balance, December 31, 2008	8,696,134	8,696	2,725,954	(2,958,232)	(99,028)	(322,610)	-	(322,610)

Components of Comprehensive Loss:
Net income (loss) for year ended December 31, 2009				(73,996)		(73,996)	62,208	(11,788)

Other comprehensive gain (loss)-foreign exchange					(194,596)	(194,596)	72,649	(121,947)
Total Comprehensive Loss				(73,996)	(194,596)	(268,592)	134,857	(133,735)

Fair value of common stock issued in connection with consulting services at $2.00 per share	12,000	12	23,988			24,000		24,000

Transfer of office facility at fair market value by non-controlling shareholders			307,722			307,722	76,930	384,652

Balance, December 31, 2009	8,708,134	$8,708	$3,057,664	$(3,032,228)	$(293,624)	$(259,480)	$211,787	$(47,693)

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,788)	$(760,747)
Noncash items included in net loss:
Depreciation	94,156	134,909
Amortization of intangibles	73,389	73,389
Net assets disposition	-	30,849
Accumulated depreciation adjustment	(82,065)
Accrued interest on loans to individual	189,034	-
Stock based compensation	24,000	12,500
Provision for contingencies	(712,958)	(141,023)
Decrease (increase) in assets:
Accounts receivable	(103,495)	7,212
Other receivables	249,491	(185,267)
Prepaid expenses	(79,329)	730
Security deposit	-	(1,350)
Increase (decrease) in liabilities:
Accounts payable	108,126	(11,029)
Accrued expenses	351,596	120,368
Accrued payroll and related taxes	(319,315)	60,193
Accrued employee benefits	(96,989)	(947)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(316,147)	(660,213)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(94,702)	(20,355)
Investment in receivable portfolio	141,069	(282,126)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	46,367	(302,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Keyano Invest, Inc	-	1,000,000
Loan from related party	393,364	78,329
Loan from an individual	28,716	65,000
Net change in bank loans	-	(99,680)
Proceeds of new loans	616,643	599,915
Repayment of loans	(1,411,356)	(782,964)
Issuance of common stock	-	10,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(372,633)	871,100

EFFECT OF EXCHANGE RATE OF CASH	487,268	(84,148)

NET DECREASE IN CASH	(155,145)	(175,742)

CASH, BEGINNING OF PERIOD	291,453	467,195

CASH, END OF PERIOD	$136,308	$291,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$726,802	$594,547

Non cash items
Purchase of furniture and equipment	$289,875	$43,095

Transfer of office facility at fair market value by minority shareholders- additional paid in capital	$384,652

Transfer of portion of receivable portfolio in settlement of loans	$513,650

Conversion of loan from Keyano Investment, Inc to common stock		$800,000

Loans and accounts payable incurred for acquisition of receivable portfolio		$267,950

Issuance of common stock for consulting services	$24,000

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE A – NATURE OF BUSINESS AND GOING CONCERN

Organization

Lexicon United Incorporated (“the Company”) was incorporated on July 17, 2001 under the laws of the State of Delaware and had been a blank check company until February 27, 2006, when it acquired ATN Capital E Participacoes, Ltda., a Brazilian Company (“ATN”). ATN was incorporated in April 1997 and its focus is on the recovery of delinquent accounts (generally, accounts that are 60 days or more past due) for large Brazilian financial institutions. The Company is paid a commission on the settlement of delinquent accounts. The Company formed two new subsidiaries in 2008, currently inactive, Engepet Energy Enterprises, Inc. and United Oil Services, Inc, to work with companies in Trinidad and Tobago to recover additional oil from oil wells whose production had diminished.

Going Concern

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,032,228 and negative working capital of $2,112,263 at December 31, 2009. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less as cash equivalents. There were cash equivalents of $4,725 and $53,781 in 2009 and 2008, respectively.

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

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company derives its revenue primarily by entering into non-binding agreements with financial institutions to collect their delinquent debt.  Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established.  The Company is then entitled to a commission on the agreed settlement.  The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors.  Revenue from the collection of distressed debt owned by the Company is recognized based on FASB ASC Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” using the cost recovery method commencing July 1, 2009 and the interest method prior to July 1, 2009.

Consolidated Financial Statements

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiaries Engepet Energy Enterprises, Inc. (“Engepet”) and United Oil Services, Inc. (“United”).  All material intercompany transactions have been eliminated in consolidation.  Engepet and United were newly formed in 2008 and their transactions in 2008 were not deemed to be significant.  In 2009, Engepet and United were inactive.  At December 30, 2009, the minority shareholders transferred the second floor office facilities to the Company at current fair market value in the amount of $ 531,133.  This amount is reflected on the balance sheet at December 31, 2009.  The Company was also to infuse additional working capital to keep the ownership ratio intact.  As of the date of this report, such infusion has not occurred.  Accordingly, the Company’s ownership percentage has been reduced to 74% commencing January 1, 2010.

Intangible Assets

Intangible assets of customer lists and trade names are amortized over a ten year life. The amortization recorded is $293,555 and $220,166 at December 31, 2009 and 2008 respectively.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”  which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, and using estimated tax rates in effect for the year in which the differences are expected to reverse.  The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.  In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies.  A change to these factors could impact the estimated valuation allowance and income tax expense.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

position.  The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260, “Earnings Per Share” which  requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, however, no potential common shares are included in the computation of any diluted per share amounts when a loss from continuing operations exists.

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

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other”. As required, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and  assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.  There was no impairment of assets at December 31, 2009.

Equity-Based Compensation

The Company accounts for equity- based compensation transactions with employees under the provisions of FASB ASC Topic 718, “Compensation, Stock Compensation”.  Topic 718 requires the recognition of the fair value of equity-based compensation in net income.  The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.  The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic 718.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-Based Compensation (Continued)

The Company accounts for equity- based transactions with non-employees under the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.  Topic 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model.  In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Fair Value Measurements

On January 1, 2008, The Company adopted the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” for financial assets and liabilities.  On January 1, 2009, the Company adopted the provisions of Topic 820 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.  Topic 820 defines fair-value, provides guidance for measuring fair value and requires certain disclosures.  It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at December 31, 2009	Fair Value at December 31, 2008

Cash and cash equivalents	Level 1	$136,308	$291,453

The Company does not have any non-financial assets or liabilities that are measured at fair value on a non-recurring basis.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental agencies, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  Amendments to the codification are made by issuing “Accounting Standards Updates”  Accordingly, the Company has removed references to legacy GAAP in these financial statements and has incorporated the current codification in its December 31, 2009 Annual Report on Form 10-K.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB ASC Topic 810, “Consolidation”, New authoritative accounting guidance under ASC Topic 810, “Consolidation” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Under ASC topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  The new authoritative accounting guidance under ASC Topic 810 became effective on January 1, 2009 and the Company adopted it as of that date.

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

The Company adopted the provisions of ASC Topic No. 855, “Subsequent Events” (“ASC 855”), on a prospective basis.  The provisions of ASC 855 provide guidance related to the accounting for the disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements

NOTE D  - INVESTMENT IN RECEIVABLE PORTFOLIO

The Company’s subsidiary ATN Capital e Participacoes Limitada (“ATN”) has extensive experience in the field of distressed credit card and consumer loan receivable collections.  It had previously only collected distressed debt for large credit card companies and financial institutions in Brazil, on a commission basis.  In 2008, in addition to working for the large institutions, it decided to purchase its own portfolio (“Portfolio”) of distressed debt.  The portfolio was purchased for R$1,299,458 (approximately US $816,294) on June 2, 2008.  The portfolio includes past due and unpaid debt from more than 41,000 Brazilian consumers and has a face value of approximately R$500,000,000 (or US$305 million as of the purchase date).

The Company financed the purchase of the portfolio with cash and the execution of two notes aggregating R$626,200 from two principal shareholders, one of which is the President of the Company.  The notes bear interest at the rate of 2% per month and are due on December 31, 2009.  The notes at December 31, 2008 were included under the caption loan from an officer and loan from an individual.  The loans from an individual are deemed to  be a related party because of his affiliation with the Company.  At December 31, 2008, the balance of the loans including accrued interest from the officer was $58,982 and the loan from the individual was $249,434.

The Company has adopted FASB ASC Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.  In accordance with Subtopic 310-30, The Company can account for its investments in Portfolios using either the interest method (preferred) or the cost recovery method. The interest method applies an effective interest rate to the cost basis of the pool.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments. The Company used the interest method through June 30, 2009 and then determined that the amount and timing of future cash collections on the Portfolios are not reasonably predictable, and therefore, beginning July 1, 2009, commenced using the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the purchase price of the portfolio has been fully recognized.

During the six months ended December 31, 2008, the Company collected $169,936 which was $79,914 in excess of the amount provided in its original projections.  During the six months ended June 30, 2009, the Company collected $78,215 which was $35,245 less than the amount provided in its original projections on a quarterly basis.  The excess cash collections from 2008 combined with the decreased cash collections for the six months ended June 30, 2009 and the changes in exchange rates provided a $14,729 reduction in the carrying value of the portfolio as at June 30, 2009.  The carrying value at June 30, 2009 was $604,856.

An analysis of the portfolio activity under the cost recovery method at December 31, 2009 is as follows:

Portfolio carrying value at June 30, 2009	$604,856
Portfolio collections for the period July 1, 2009 to December 31, 2009	(96,343)
Transfer of portion of portfolio to two principal shareholders in consideration for shareholder debt	(513,650)
Change in currency rates for the period	97,009
Balance, December 31, 2009	$91,872

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE D  - INVESTMENT IN RECEIVABLE PORTFOLIO (CONTINUED)

On December 30, 2009, the Company entered into agreements with two principal shareholders’ one of whom is the President of the Company, the other an individual who is a major shareholder and deemed an affiliate. On December 30, 2009, the Company had loans outstanding with these individuals relating to the original purchase of the portfolio on June, 2008.  It was agreed that they would purchase a portion of the portfolio in consideration for the liquidation of their indebtedness.  The fair value of this portfolio transfer approximated the liquidation of indebtedness plus accrued interest at 2% per month which was (R$ 894,367) $513,650.
NOTE E– FIXED ASSETS

Fixed Assets are comprised of the following at December 31,

	2009	2008
Building	$825,060	$202,396
Office furniture and equipment	617,567	390,986
Vehicles	63,158	47,056
Leasehold improvements	102,043	76,028
	1,607,828	716,466
Less: accumulated depreciation	343,648	237,570
	$1,264,180	$478,896

On December 30, 2009, the minority shareholders contributed the 9th floor of an executive office facility to the Company at appraised value which was $551,133.

See also Notes B, Consolidated Financial Statements and Note O, Stockholders’ Deficit as to the second floor office facilities transferred to the Company on December 30, 2009.

NOTE F– LOANS PAYABLE TO BANKS

The Company has several loans with various Brazilian banks and financial institutions. The loans are secured by personal guarantees of the Company’s principal shareholders and bear interest at rates ranging from 26% to 42%.  Two loans from Unibanco totaling $200,000  were borrowed in US dollars resulting in foreign currency transaction losses.  These loans were repaid in the fourth quarter of 2009. Approximately $69,374 of transaction gains were recorded for year ended December 31, 2009.  The balance of the loans at December 31, 2009 and 2008 was $82,319 and $267,039, respectively.

NOTE G– LONG TERM DEBT

On April 17, 2006, the Company closed on a Real Estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participacoes, Ltda.’s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8 year adjustable rate mortgage currently at 13.29%.  The loan is secured by the company’s facility.  At December 31, 2009 and 2008, the balance of the loan is $143,205 and $123,676 respectively.

In August 2006, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $38,395 is financed over a three year period at 14.4% per year. The loan is secured by the computer equipment.   At December 31, 2009 and 2008, the balance of the loan is $-0- and $10,648 respectively.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE G – LONG TERM DEBT (CONTINUED)

In September 2006, the Company purchased new furniture.  The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index.  The loan is payable in 48 monthly installments commencing October 8, 2007.  The loan is secured by the furniture.  At December 31, 2009 and 2008, the balance of the loan is $60,253 and $70,544 respectively.

In June, 2007, the Company borrowed two working capital loans from Caixa Economica Federal. The loans are valued at approximately $113,000 and are payable in 24 monthly installments plus interest of 2.73% per month, commencing July, 2007. The loans are personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $26,255 respectively.

In June, 2007, the Company borrowed a working capital loan from Banco Bradesco. The loan is valued at approximately $207,400 and is payable in 24 monthly installments plus interest of 2.60% per month, commencing July, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $0 and $18,043, respectively.

In September, 2007, the Company borrowed $51,000 from Santander. The loan is payable in 16 monthly installments plus interest of 3.9% per month, commencing October, 2007. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008,  the balance is $-0- and $11,302, respectively.

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $189,500 is financed over a three year period plus interest at rates ranging from 12% to 12.84% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2009 and 2008 is $3,392 and $19,642, respectively.

In January 2008, the Company purchased new air conditioning equipment.  The equipment valued at approximately $28,000 is being financed over a three year period at 12% per year. The balance of the loan at December 31, 2009 and 2008 is $9,694 and $14,445, respectively.

In July, 2008, the Company borrowed approximately $77,000 from Banco ITAU. The loan is payable in 18 monthly installments plus interest of 2.28% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $ 6,927 and $58,743, respectively.

In July, 2008, the Company borrowed approximately $3,500 from Officer Distribution Production. The loan is payable in 36 monthly installments plus interest of 1.15% per month, commencing August, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $1,012 and $1,231, respectively.

In October, 2008, the Company borrowed approximately $60,000 from Banco ITAU. The loan is payable in 9 monthly installments plus interest of 2.88% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and  $54,278 respectively.

In November, 2008, the Company borrowed approximately $43,000 from Banco Bradesco. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $39,224, respectively.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE G – LONG TERM DEBT (CONTINUED)

In November, 2008, the Company borrowed approximately $52,000 from Unibanco-Capital De Giro. The loan is payable in 12 monthly installments plus interest of 3.3% per month, commencing November, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $0 and $48,584, respectively.

In December, 2008, the Company borrowed approximately $30,000 from Banco Real. The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing December, 2008. The loan is personally guaranteed by ATN’s directors. At December 31, 2009 and 2008, the balance is $-0- and $29,952, respectively.

During the year ended December 31, 2008, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $15,500 is financed over a three year period plus interest at rates ranging from 11.4% to 13.8% per year. The loan is secured by the computer equipment. The balance of the loan at December 31, 2009 and 2008 is $ 2,145 and $7,087, respectively.

In June, 2009, the Company borrowed approximately $25,000 from Banco Mercantile do Brasil.  The loan is payable in 12 monthly installments plus interest of 3.2% per month, commencing July, 2009.  The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $11,006.

In July, 2009, the Company borrowed approximately $42,500 from Banco Santander. The loan is payable in 18 monthly installments plus interest of 2.53% per month, commencing August, 2009. The loan is personally guaranteed by ATN’s directors. The balance of the loan at December 31, 2009 is $26,426.

In October, 2009, the Company borrowed approximately $432,000 from BNP Banco Brasil.  The loan is payable in 46 monthly installments plus interest of 2.00% per month, commencing December, 2009. The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $307,926.

In October, 2009, the Company borrowed approximately $81,000 from Banco Bradesco. The loan is payable in 12 monthly installments plus interest of 2.30% per month, commencing December, 2009. The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $64,048.

In December, 2009, the Company borrowed approximately $87,450 from Banco Real. The loan is payable in 24 monthly installments plus interest of 2.00% per month, commencing January, 2010. The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $68,918.

In December, 2009, the Company borrowed approximately $33,000 from HSBC Capital. The loan is payable in 12 monthly installments plus interest of 2.00% per month, commencing January, 2010. The loan is personally guaranteed by ATN’s directors.  The balance of the loan at December 31, 2009 is $28,717.

In December, 2009 the Company assumed the note payable related to the contribution of the 9th floor office space by the minority shareholders.  The loan is payable at $4,129 per month which includes interest and is adjustable annually by the official Brazilian INPC index.  The loan is secured by the building. The balance of the loan at December 31, 2009 is $ 166,481.

An analysis of the current and long-term portion at December 31 is as follows:

	2009	2008
Total loans outstanding	$900,150	$533,654
Less: current portion	473,828	365,782
Long-term portion	$426,322	$167,872

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE G – LONG TERM DEBT (CONTINUED)

At December 31, 2009, maturities of long term debt are as follows:

2011	$258,655
2012	69,762
2013	69,762
2014	28,142
2015 and thereafter	-
Total	$426,321

NOTE H– ACCRUED MUNICIPAL SERVICE AND PAYROLL ACCRUALS

The Company is responsible to the Brazilian taxing authorities for a municipal service tax at the rate of 5% based upon salaries by location. The Company has evaluated their payroll tax and related accruals and reduced amounts previously recorded by approximately $712,958 and $141,023 for years ended December 31, 2009 and 2008, respectively.  The reduction in 2009 is the result of recalculating the employee withholding taxes under Brazilian guidelines. These reductions are reflected in the 2009 and 2008 financial statements as a reduction in selling, general and administrative expenses. Accruals for such Municipal tax and related payroll tax accruals at December 31, 2009 and 2008 are $510,335 and $1,211,054 respectively.

NOTE I- INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.

The principal types of differences, which are measured at current tax rates, are net operating loss carryforwards. At December 31, 2009, these differences resulted in a deferred tax asset of $552,000. FASB ASC Topic 740 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset and accordingly, the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2009.

The Company has a US net operating carry forward loss of approximately $1,200,000 which expires commencing in 2029 and a $1,315,600 carryforward loss in Brazil with an unlimited carryforward period.

NOTE J– RELATED PARTY

At various times during the year 2009, two shareholders have advanced funds to the Company for working capital. The advances are unsecured and bear interest at the rate of 2% per month.  The loans have no stated maturity date and should either party terminate the loans, the loans are repayable within 30 days.  At December 31, 2009, the balance outstanding on the loans was $249,963.  At December 31, 2008, the balance was $187,605, which included an additional shareholder with a balance of $58, 982 which was repaid during 2009.

NOTE K - LOAN FROM AN INDIVIDUAL

In July, 2008, the Company borrowed $65,000 from an individual for working capital.  The loan is due January 12, 2010 and bears interest at the rate of 21.6% per year.  The balance of the loan at December 31, 2008 was $42,828.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE K - LOAN FROM AN INDIVIDUAL (CONTINUED)

In December 2009, the Company borrowed an additional $29,000.  The loan is due on June 22, 2010 and bears interest at the rate of 18% per year.  The balance of the loan at December 31, 2009 is $42,828.

In June, 2008, the Company borrowed to purchase the receivable portfolio.  The loan bears interest at the rate of 2% per month and is unsecured.  The balance of the loan at December 31, 2008 was $249,434.  The individual making the loan is deemed to be an affiliate of the Company.  On December 30, 2009, the balance was liquidated.  See Note D, Investment In Receivable Portfolio.

NOTE L -  RENT EXPENSE

The Company during 2009 was leasing one floor of its office facilities from the minority shareholders of the Brazilian subsidiary. The lease commenced on May 26, 2006 and is renewable annually. The annual rent is $27,500 per year. The Company during 2009 was also sub-leasing space in New York City.  The lease commenced March 1, 2008 and cancelable upon 90 days notice.  The annual rent is $16,200. The Company cancelled the lease in September, 2009.  On December 30, 2009, the minority shareholders contributed the floor to the Company at appraised value net of outstanding indebtedness on the facility.  Rent expense for the years ended December 31, 2009 and 2008 was $44,117 and $49,097, respectively.

NOTE M- REVENUE CONCENTRATIONS

For the year ended December 31, 2009, revenues from six major customers exceeded 10% individually and represented 83.22% of total revenues. During 2008, three major customers exceeded 10% individually and represented 36.62% of total revenues.

NOTE O - STOCKHOLDERS’ DEFICIT

As of January 1, 2008, the Company included 5,000 of its common shares as issued and outstanding for professional fees incurred.  The shares were valued at $2.50 per share.  Share-based compensation for consulting expense charged to operations as of December 31, 2008 was $12,500.  These shares are included as outstanding but have not yet been issued.

On May 13, 2008, the Company issued 3,000 shares of its common stock for $10,500.

On June 4, 2008, the Company issued 231,884 shares of its common stock in conversion of an $800,000 debenture from Keyano, Invest, Inc., a related party.  The shares were valued at $3.45.

On January 22, 2009, the Company has included 12,000 of its common shares as issued and outstanding for consulting fees incurred. The shares were valued at $2.00 per share.  Share-based compensation for consulting expense charged to operations as of December 31, 2009 was $24,000.  These shares are included as outstanding but have not yet been issued.

On December 30, 2009, the Brazilian shareholders contributed the ninth floor office space to the Company which was currently leased to the Brazilian subsidiary.  The office space was contributed at fair value net of any indebtedness on the office space.  As a result, fixed assets increased $551,133, shareholder loans increased $166,481 and total stockholders’ deficit decreased $384,652.

NOTE P- SUBSEQUENT EVENTS

On March 11, 2010, the Company entered into an agreement with Wakabayashi Fund LLC to provide institutional market awareness and public relation services.  In consideration for the services, the Company issued 120,000 shares of its common stock which will be valued at $1.25 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), Elie Saltoun, and Vice President and Secretary, Jeffrey Nunez, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2009).  Based on such evaluation, our CEO, CFO and Vice President have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, CFO and Vice President, as appropriate to allow timely decisions regarding required disclosure.  The material weakness identified by the Company is its inability to produce financial statements in a timely manner in order to facilitate a timely filing of its required reports to the U.S. Securities and Exchange Commission. Additionally, the Company has only two directors; no outside directors and no audit committee. The Company is undertaking to resolve these issues in a manner which will permit timely disclosure and filing of required reports iin the future.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held	Experience
Elie Saltoun	70	Chief Executive Officer, President and Treasurer since November 2004
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

Jeffrey Nunez	50	Vice President since 2009 and Secretary since November 2004
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

Omar Malheiro Silva Araújo	55	President, Chief Executive Officer and director of ATN since April 1997
Mr. Araújo has been the President, Chief Executive Officer and director of our subsidiary ATN since April 1997. Mr. Araújo is the co-founder of ATN. From 1991 to 1997, Mr. Araújo served as the Chief Financial Officer and director of Cartao Unibanco Visa where he supervised the cash flow of the credit card division. Mr. Araújo has a MBA in Finance.

Manuel da Costa Fraguas	62	General Manager and director of ATN since April 1997	Mr. Fraguas has been the General Manager and director of our subsidiary ATN since its inception on April 1997. Mr. Fraguas is the co-founder of ATN. Mr. Fraguas has a master in Production Engineering.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2009, Elie Saltoun and Jeffrey Nunez each failed to make the required filings under Section 16(a). These officers have indicated that they intend to promptly make the required filings.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2009, the reports required to be filed were not filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Elie Saltoun	2008	0	0	0	0	0	0	75,097	75,097
CEO	2009	0	0	0	0	0	0	0	0
Jeffrey Nunez	2008	0	0	0	0	0	0	26,693	26,693
Secretary	2009	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2010 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]		Percent of Class[2]
Common Stock $0.001 par value	Omar Malheiro Silva Araújo 177 Av. Rio Branco, 7th Floor Rio de Janeiro, Brazil 20040-007	President, Chief Executive Officer and director of ATN	900,000		10.33%

Common Stock $0.001 par value	Keyano Invest Inc. C/o VP Bank attention Mr. Diego Piccoli Bleicherweg 50 CH 8039 Zurich Switzerland		5,882,034	[3]	67.55%

Common Stock $0.001 par value	Elie Saltoun 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	President, CEO, Treasurer and Director	5,882,034	[3]	67.55%

Common Stock $0.001 par value	Jeffrey Nunez 4500 Steiner Ranch Blvd. Suite 1708 Austin, Texas 78732	Secretary and Director	412,047		4.73%

Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		6,294,081		72.28%

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

(2)	Based on 8,708,134 shares of our Common Stock outstanding as of January 1, 2010.

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
Elie Saltoun

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $60,000 and $63,279, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $29,920 and $25,000, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $1,500 and $1,500, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2009 and the quarterly reviews for the subsequent fiscal quarters of 2010 through the review for the quarter ended September 30, 2010 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Meyler & Company, LLC, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008 (audited)

•	Statements of Operations for the years ended December 31, 2009 and 2008 (audited)

•	Statements of Stockholders’ Deficit from 2006 through December 31, 2009 (audited)

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008 (audited)

•	Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
Number	Description
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 17, 2010

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer, Chief Financial Officer
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Elie Saltoun
Elie Saltoun
Chief Execujtive Officer, Chief Financial Officer, President, treasurer and Director

Date May 17, 2010

By	/s/ Jeffrey Nunez
Jeffrey Nunez
Director

Date May 17, 2010

EXHIBIT LIST

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.