Form 10-Q
period 2010-03-31
LEXICON UNITED INC
filed 2010-05-24
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,828,134

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.                INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$237,011	$136,308
Accounts receivable	288,628	387,392
Other receivables	160,216	209,728
Prepaid expenses	80,406	79,547
Total current assets	766,261	812,975

FIXED ASSETS
Building, equipment, and leasehold improvements, net of accumulated depreciation of $371,477 and $343,648 at March 31, 2010 and December 31, 2009, respectively	1,199,219	1,264,180

OTHER ASSETS

Investment in receivable portfolios	45,215	91,872
Customer Lists, net of amortization of $218,331 and $205,488 at March 31, 2010 and December 31, 2009, respectively	295,402	308,245
Tradenames, net of amortization of $93,571 and $88,067 at March 31, 2010 and December 31, 2009, respectively	126,600	132,104
Goodwill	693,141	693,141
Security deposit	-	1,350
Total other assets	1,160,358	1,226,712

TOTAL ASSETS	$3,125,838	$3,303,867

CURRENT LIABILITIES
Loans payable to banks	$26,184	$82,319
Current portion of long term debt	439,276	473,828
Bank Overdrafts	169,088	321,594
Current portion of notes payable to individuals	185,666	38,378
Accounts Payable	234,999	269,894
Loans payable to officer	237,420	249,863
Accrued Expenses	889,610	979,027
Accrued Municipal Service Taxes	45,775	46,791
Accrued Payroll and related taxes	396,942	405,726
Accrued Employee Benefits	56,487	57,818

Total Current Liabilities	2,681,447	2,925,238

LONG TERM LIABILITIES
Long term debt	384,674	426,322
Long term portion of notes payable to individuals	97,954	-

Total Long Term Liabilities	482,628	426,322

TOTAL LIABILITIES	3,164,075	3,351,560

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 8,828,134 and 8,696,134 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	8,828	8,708
Paid in capital	3,082,544	3,057,664
Accumulated other comprehensive loss	(272,617)	(293,624)
Accumulated deficit	(3,067,519)	(3,032,228)
Total Lexicon Stockholders' Deficit	(248,764)	(259,480)

Non-Controlling Interest	210,527	211,787
Total Deficit	(38,237)	(47,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,125,838	$3,303,867

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Service revenue	$1,168,175	$779,836
Revenue from receivable portfolios	-	30,309
Total revenues	1,168,175	810,145

COST OF SERVICES	558,774	490,790

GROSS PROFIT	609,401	319,355

COSTS AND EXPENSES
Selling, general and administrative	476,983	350,901
Depreciation	37,198	22,424
Amortization	18,347	18,347
Total costs and expenses	532,528	391,672

OPERATING INCOME (LOSS)	76,873	(72,317)

OTHER INCOME (EXPENSE)
Interest expense	(122,955)	(163,596)
Foreign exchange and other	14,600	(5,372)
Total Other Income (expense)	(108,355)	(168,968)

NET LOSS BEFORE INCOME TAXES	(31,482)	(241,285)

Provision for income taxes	-	-

NET LOSS	(31,482)	(241,285)

Less: Net income (loss) attributable to noncontrolling interest	3,806	(48,257)

NET LOSS ATTRIBUTABLE TO LEXICON UNITED INCORPORATED	$(35,288)	(193,028)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.004)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Basic and Diluted)	8,736,134	8,705,334

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,482)	$(241,285)
Noncash items included in net loss:
Depreciation	37,199	22,424
Amortization of intangibles	18,347	18,347
Stock based compensation	25,000	24,000
Decrease (increase) in assets:
Accounts receivable	90,106	(24,973)
Other receivables	44,826	130,164
Prepaid expenses	(2,636)	(687)
Security deposit	1,350	-
Increase (decrease) in liabilities:
Accounts payable	(28,893)	3,436
Accrued interest on loans to individual	2,215	18,829
Accrued expenses	(69,618)	74,820

NET CASH PROVIDED BY OPERATING ACTIVITIES	86,414	25,075

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(898)	-
Investment in receivable portfolio	37,062	30,976
NET CASH PROVIDED BY INVESTING ACTIVITIES	36,164	30,976

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	421	30,235
Loan from an individual	269,512	-
Proceeds of new loans	63,327	-
Repayment of loans	(351,933)	(119,689)

NET CASH USED IN FINANCING ACTIVITIES	(18,673)	(89,454)

EFFECT OF EXCHANGE RATE OF CASH	(3,202)	748

NET INCREASE (DECREASE) IN CASH	100,703	(32,655)

CASH, BEGINNING OF PERIOD	136,308	291,453

CASH, END OF PERIOD	$237,011	$258,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$122,955	$163,596

Non cash items

Issuance of common stock for consulting services	$25,000

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-K for the year ended December 31, 2009 filed May 17, 2010.

NOTE B- GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,067,519 and negative working capital of $1,915,186 at March 31, 2010. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C-PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexicon United Incorporated, its 80% owned subsidiary, ATN Capital E Participacoes Ltda and its 100% owned subsidiaries Engepet Energy Enterprises, Inc. (“Engepet”) and United Oil Services, Inc. (“United”).  All material intercompany transactions have been eliminated in consolidation.  Engepet and United were newly founded in 2008 and their transactions in 2008 were not deemed to be significant.  In 2009, Engepet and United were inactive.  At December 30, 2009, the minority shareholders transferred the second floor office facilities to the Company at current fair market value.  The Company was also to infuse additional working capital to keep the ownership ratio intact.  As of the date of this report, such infusion has not occurred.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of ASC Topic No. 855, “Subsequent Events” (“ASC 855”), on a prospective basis.  The provisions of ASC 855 provide guidance related to the accounting for the disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after March 31, 2010 through the issuance of the accompanying consolidated financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS (CON’T)

FASB ASC Topic 810, “Consolidation”.  New authoritative accounting guidance (Accounting Standards Update No 2010-10) under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  This new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

NOTE E-FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair
	Fair	Value at	Fair Value at
	Value	March 31,	December 31,
Financial Instruments	Hierarchy	2010	2009

Cash and cash equivalents	Level 1	$237,011	$136,508

The Company does not have any non-financial assets or liabilities that are measured at fair value on a non-recurring basis.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE F  - INVESTMENT IN RECEIVABLE PORTFOLIO

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

The Company has adopted FASB ASC Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.  In accordance with Subtopic 310-30, The Company can account for its investments in Portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate to the cost basis of the pool.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments. The Company used the interest method through June 30, 2009 and has determined that the amount and timing of future cash collections on the Portfolios are not reasonably predictable, and therefore, beginning July 1, 2009, commenced using the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the purchase price of the portfolio has been fully recognized.

An analysis of the portfolio activity under the cost recovery method at March 31, 2010 is as follows:

Portfolio carrying value at December 31, 2009	$91,872
Portfolio collections for the period January 1, 2010 to March 31, 2010	(37,062)
Change in currency rates for the period	(9,595)

Balance, March 31, 2010	$45,215

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

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE I– RELATED PARTY

At various times during the year 2009, two shareholders have advanced funds to the Company for working capital. The advances are unsecured and bear interest at the rate of 2% per month.  The loans have no stated maturity date and should either party terminate the loans, the loans are repayable within 30 days.  At March 31, 2010, the balance outstanding on the loans was $237,420.

NOTE J – NOTES PAYABLE TO INDIVIDUALS

In December, 2009, the Company borrowed $29,000 from an individual for working capital.  The loan is due on June 22, 2010 and bears interest at the rate of 18% per year.  The balance of the loan at March 31, 2010 is $13,470.

In January, 2010, the Company borrowed approximately $270,000 from several individuals for working capital.  The loans are due in January, 2012 and bear interest at the rate of 18% per year.  The balance of the loans at March 31, 2010 is $270,150.

NOTE K - STOCKHOLDERS’ EQUITY

On March 10, 2010, the Company has included 120,000 of its common shares as issued and outstanding for consulting fees incurred.  The shares were valued at $1.25 per share.  Consulting expense charged to operations as of March 31, 2010 was $25,000.

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

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with FASB ASC Topic 350 “Intangibles-Goodwill and Other”.  As required, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit under FASB ASC Topic 350. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.  There was no impairment of assets at March 31, 2010.

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

An analysis of the portfolio activity under the cost recovery method at March 31, 2010 is as follows:

Portfolio carrying value at December 31, 2009	$91,872
Portfolio collections for the period January 1 to March 31, 2010	(37,062)

Change in currency rates for the period	(9,595)
Balance, March 31, 2010	$45,215

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

The following table summarizes the results of our operations during the three months ended March 31, 2010, and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended March 31, 2010 to the same period of 2009.

	3/31/10	3/31/09	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	1,168,175	810,145	358,030	44.2
Cost of Services	558,774	490,790	67,984	13.86
Selling, General and Administrative Expense	476,983	350,901	126,082	35.93
Interest expense	122,955	163,596	(40,641)	(24.85)
Depreciation & amortization	55,545	40,771	14,774	36.24
Foreign Exchange & other	14,600	(5,372)	19,972	371.78
Net income (loss) –Lexicon United	(35,288)	(193,028)	157,740	81.72
Earnings (Loss) per common share	(.004)	(.02)	.016	80.0

We had revenues of $1,168,175 for the three months ended March 31, 2010, compared to revenues of $810,145 during the same period in 2009.  Our revenues increased 44.2% in the three months ended March 31, 2010 primarily due to an increase in collections of receivables in addition to the effect of changes in the foreign exchange rate.

Our cost of services for the three months ended March 31, 2010 was $558,774 as compared to $490,790 during the same period in 2009.  This increase of $67,984 is primarily the result of net decrease of approximately $40,458 in employee related expenses, postal and mail services and internship program expenses, offset by  the effect of changes in the foreign exchange rate of approximately $108,442.

Selling, general and administrative expenses increased by $126,082 or 35.93%, to $476,983 in the three months ended March 31, 2010 compared to $350,901 in the same period in 2009.  The change is the result of a net increase of approximately $36,265 in telephone, account services and software rent offset by decreases in agreement losses and professional fees and the effect of changes in the foreign exchange rate of approximately $89,817.

Interest expense for the three months ended March 31, 2010 was $122,955 and interest expense in the same period of 2009 was $163,596.  Interest expense decreased 24.85% in the three months ended March 31, 2010 due to a reduced amount of total debt which resulted in a decrease of approximately $58,300 in interest offset by the changes in the foreign exchange rate of approximately $17,659.

During the three months ended March 31, 2010 we incurred a net loss of $(35,288) compared with $(193,028) for the same period in the prior year.  The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FASB ASC Topic 810, which allocated $3,806 gain to the non-controlling interest.

Loss per common share for the three months ended March 31, 2010 was $(.004) as compared to a loss of $(.02) during the same period of 2009.

Cash Flow Items

The following table provides the statements of net cash flows for the three months ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009
Net Cash Provided By Operating Activities	86,414	25,075
Net Cash Provided By Investing Activities	36,164	30,976
Net Cash Used In Financing Activities	(18,673)	(89,454)
Net increase in Cash and Cash Equivalents	100,703	(32,655)
Cash and Cash Equivalents - Beginning of Period	136,308	291,453
Cash and Cash Equivalents - End of Period	237,011	258,798

We provided $86,414 of cash from our operating activities during the three months ended March 31, 2010 as compared to $25,075 cash provided during the three months ended March 31, 2009.  The difference of $61,339 is mainly attributable to a decrease in net loss of $209,803 offset by decreases in accounts payable and accrued expenses of $176,767.

We provided $36,164 in cash from our investing activities during the three months ended March 31, 2010, as compared to $30,976 in the prior period ending March 31, 2009.  The increase in funds is primarily due to the collections from our investment in receivable portfolio.

We used a net of $18,673 from financing activities during the three months ended March 31, 2010 as compared to using funds of $89,454 during the three months ended March 31, 2009.  The change is primarily due to an increase in borrowings from individuals and an increase in the repayment of loans.

Balance Sheet Items

As of March 31, 2010, we had total current assets of $766,261 as compared to $713,334 as of March 31, 2009.  Our total assets as of March 31, 2010 were $3,125,838 as compared to $2,888,586 as of March 31, 2009.  We had total current liabilities of $2,681,447 as of March 31, 2010 as compared to $3,227,282 as of March 31, 2009, and we had total liabilities of $3,164,075 as of March 31, 2010 as compared to $3,385,842 as of March 31, 2009.

The increase in total assets is primarily due the increase in fixed assets of approximately $631,402 a decrease in the investment in receivable portfolio of $479,138, a decrease in customer lists and tradenames of $73,389 and the effects of changes in the foreign exchange rates. The decrease in total liabilities is due to an increase accounts payable and accrued expenses of $444,609 offset by a decrease in accrued municipal service and payroll taxes of $680,528 and the effects of the change of the foreign exchange rates.

As of March 31, 2010, our total Stockholders’ Equity (deficit) was $(38,237) as compared to $(497,256) at March 31, 2009.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services and payroll tax liabilities by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.  We had cash and cash equivalents of approximately $237,011 as of March 31, 2010 and we had short-term liabilities in the amount of $2,681,447, as well as long-term liabilities in the amount of $482,628 as of March 31, 2010.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary. During 2009, the Company evaluated their payroll tax and related accruals and reduced amounts previously recorded by approximately $712,958. The reduction in 2009 is the result of recalculating the employee withholding taxes under Brazilian guidelines.

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

As of March 31, 2010, we had total current assets of $766,261 as compared to $713,334 as of March 31, 2009.  Our total assets as of March 31, 2010 were $3,125,838 as compared to $2,888,586 as of March 31, 2009.  We had total current liabilities of $2,681,447 as of March 31, 2010 as compared to $3,227,282 as of March 31, 2009, and we had total liabilities of $3,164,075 as of March 31, 2010 as compared to $3,385,842 as of March 31, 2009. We have a $(1,915,186) negative working capital at March 31,2010 of which $499,204 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

Loans Payable to Banks

The Company has several loans with various Brazilian banks and financial institutions.  The loans are secured by personal guarantees of the Company’s principal shareholders.  The loans mature at various months throughout the year and are generally renewed at maturity.  The interest rates are fixed and bear interest at rates ranging from 26% to 42% per year.  The balance of the loans at March 31, 2010 was $26,184.

Long-Term Debt

On April 17, 2006, the Company closed on a Real Estate transaction to purchase the 8th floor of an executive office building for ATN Capital E Participacoes, Ltda.’s executive offices. The purchase price of approximately $176,489 was funded with a 20% down payment payable over four months and an 8-year adjustable rate mortgage currently at 13.29%.

In September 2006, the Company purchased new furniture.  The furniture valued at approximately $112,161 is financed over a five year period at 5.69% per year plus the inflation index.  The loan is payable in 48 monthly installments commencing October 8, 2007.  The loan is secured by the furniture.

During the year ended December 31, 2007, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $189,500 is financed over a three-year period plus interest at rates ranging from 12% to 12.84% per year. The loan is secured by the computer equipment.

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

In December, 2009 the Company assumed the note payable related to the contribution of the 9th floor office space by the minority shareholders. The loan is payable at $4,129 per month which includes interest which is adjustable annually.  .

In January, 2010, the Company borrowed approximately $63,000 from Caixa Economica.  The loan is payable in 24 monthly installments plus interest of 1.43% per month, commencing February, 2010.  The loan is personally guaranteed by ATN’s directors.

An analysis of the current and long-term portion at March 31,2010 is as follows:

Total loans outstanding	$823,950
Less: current portion	439,276

Long-term portion	$384,674

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), Elie Saltoun, and Vice President and Secretary, Jeffrey Nunez, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2010).  Based on such evaluation, our CEO, CFO and Vice President have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, CFO and Vice President, as appropriate to allow timely decisions regarding required disclosure.  The material weakness identified by the Company is its inability to produce financial statements in a timely manner in order to facilitate a timely filing of its required reports to the U.S. Securities and Exchange Commission. Additionally, the Company has only two directors; no outside directors and no audit committee. The Company is undertaking to resolve these issues in a manner which will permit timely disclosure and filing of required reports in the future.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2010 that were not previously disclosed in a report that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

DATED:  May 24, 2010

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