Form 10-Q
period 2010-06-30
LEXICON UNITED INC
filed 2010-08-23
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,828,134

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.                INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$313,146	$136,308
Accounts receivable	316,117	387,392
Other receivables	171,366	209,728
Prepaid expenses	71,538	79,547
Total current assets	872,167	812,975

FIXED ASSETS
Building, equipment, and leasehold improvements, net of accumulated depreciation of $420,086 and $343,648 at June 30, 2010 and December 31, 2009, respectively	1,187,080	1,264,180

OTHER ASSETS

Investment in receivable portfolios	13,292	91,872
Customer Lists, net of amortization of $231,174 and $205,488 at June 30, 2010 and December 31, 2009, respectively	282,559	308,245
Tradenames, net of amortization of $99,076 and $88,067 at June 30, 2010 and December 31, 2009, respectively	121,095	132,104
Goodwill	693,141	693,141
Security deposit	-	1,350
Total other assets	1,110,087	1,226,712

TOTAL ASSETS	$3,169,334	$3,303,867

CURRENT LIABILITIES
Loans payable to banks	$-	$82,319
Current portion of long term debt	883,926	473,828
Bank Overdrafts	68,885	321,594
Current portion of notes payable to individuals	189,449	38,378
Accounts Payable	136,942	269,894
Loans payable to officer	197,208	249,863
Accrued Expenses	807,182	979,027
Accrued Municipal Service Taxes	45,254	46,791
Accrued Payroll and related taxes	392,564	405,726
Accrued Employee Benefits	55,845	57,818

Total Current Liabilities	2,777,255	2,925,238

LONG TERM LIABILITIES
Long term debt	300,355	426,322
Long term portion of notes payable to individuals	75,514	-

Total Long Term Liabilities	375,869	426,322

TOTAL LIABILITIES	3,153,124	3,351,560

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 8,828,134 and 8,708,134 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	8,828	8,708
Paid in capital	3,107,544	3,057,664
Accumulated other comprehensive loss	(254,378)	(293,624)
Accumulated deficit	(3,081,473)	(3,032,228)
Total Lexicon Stockholders' Deficit	(219,479)	(259,480)

Non-Controlling Interest	235,689	211,787
Total Equity (Deficit)	16,210	(47,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,169,334	$3,303,867

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Service revenue	$1,314,065	$930,475	$2,482,240	$1,740,620
Total revenues	1,314,065	930,475	2,482,240	1,740,620

COST OF SERVICES	596,960	573,022	1,155,734	1,063,812

GROSS PROFIT	717,105	357,453	1,326,506	676,808

COSTS AND EXPENSES
Selling, general and administrative	523,266	304,185	1,000,249	655,086
Depreciation	37,001	24,978	74,199	47,402
Amortization	18,347	18,347	36,694	36,694
Total costs and expenses	578,614	347,510	1,111,142	739,182

OPERATING INCOME (LOSS)	138,491	9,943	215,364	(62,374)

OTHER INCOME (EXPENSE)
Interest expense	(128,793)	(163,376)	(251,748)	(326,972)
Foreign exchange and other	3,974	45,609	18,574	40,237
Total Other Income (expense)	(124,819)	(117,767)	(233,174)	(286,735)

NET INCOME (LOSS) BEFORE INCOME TAXES	13,672	(107,824)	(17,810)	(349,109)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	13,672	(107,824)	(17,810)	(349,109)

Less: Net income (loss) attributable to noncontrolling interest	27,627	(6,460)	31,433	(28,077)

NET LOSS ATTRIBUTABLE TO LEXICON UNITED INCORPORATED	$(13,955)	(101,364)	$(49,243)	(321,032)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Basic and Diluted)	8,828,134	8,708,134	8,782,388	8,706,742

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,810)	$(349,109)
Noncash items included in net loss:
Depreciation	74,199	47,402
Amortization of intangibles	36,694	36,694
Accrued interest on loans to individual	11,367	48,235
Stock based compensation	50,000	24,000
Decrease (increase) in assets:
Accounts receivable	58,309	(70,931)
Other receivables	31,341	131,333
Prepaid expenses	5,347	(1,547)
Security deposit	1,350	-
Increase (decrease) in liabilities:
Accounts payable	(123,959)	27,189
Accrued expenses	(137,746)	181,695

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,908)	74,961

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(1,676)	(4,988)
Investment in receivable portfolio	67,319	53,849
NET CASH PROVIDED BY INVESTING ACTIVITIES	65,643	48,861

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	3,832	213,048
Loan from an individual	266,445	-
Proceeds of new loans	575,544	93,527
Repayment of loans	(718,407)	(523,595)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	127,414	(217,020)

EFFECT OF EXCHANGE RATE OF CASH	(5,311)	(5,431)

NET INCREASE (DECREASE) IN CASH	176,838	(98,629)

CASH, BEGINNING OF PERIOD	136,308	291,453

CASH, END OF PERIOD	$313,146	$192,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$122,955	$278,737

Non cash items

Issuance of common stock for consulting services	$25,000

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-K for the year ended December 31, 2009 filed May 17, 2010.

NOTE B- GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,081,473 and negative working capital of $1,905,088 at June 30, 2010. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force”. This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions. In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition. This standard becomes effective for fiscal periods beginning after June 15, 2010 and early adoption is permitted. Management does not believe that adoption of this standard will have a material effect on the Company's financial statements.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:
		Fair
	Fair	Value at	Fair Value at
	Value	June 30,	December 31,
Financial Instruments	Hierarchy	2010	2009

Cash and cash equivalents	Level 1	$313,146	$136,508

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

An analysis of the portfolio activity under the cost recovery method at June 30, 2010 is as follows:

Portfolio carrying value at December 31, 2009	$91,872
Portfolio collections for the period January 1, 2010 to June 30, 2010	(69,445)
Change in currency rates for the period	(9,135)

Balance, June 30, 2010	$13,292

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

 NOTE I– RELATED PARTY

At various times during the year 2009 and 2010, three shareholders have advanced funds to the Company for working capital. The advances are unsecured and bear interest ranging from 1.5 - 2% per month.  The loans have no stated maturity date and should either party terminate the loans, the loans are repayable within 30 days.  At June 30, 2010, the balance outstanding on the loans was $197,208.

NOTE J – NOTES PAYABLE TO INDIVIDUALS

In January, 2010, the Company borrowed approximately $270,000 from several individuals for working capital.  The loans are due in January, 2012 and bear interest at the rate of 18% per year.  The balance of the loans at June 30, 2010 is $264,963.

NOTE K - STOCKHOLDERS’ EQUITY

On March 10, 2010, the Company has included 120,000 of its common shares as issued and outstanding for consulting fees incurred.  The shares were valued at $1.25 per share.  Consulting expense charged to operations as of June 30, 2010 was $50,000.

NOTE L – SUBSEQUENT ENVENTS

On August 2, 2010, the Company executed an Agreement and Plan of Merger (“Merger Agreement”) with Pathworks PCO of Florida, Inc. (“Pathworks-Florida”) and Lexicon Acquisition, Inc., a wholly-owned subsidiary of the Company, wherein the Company and Pathworks-Florida agreed to enter into a business combination transaction pursuant to which Pathworks-Florida will become a wholly-owned subsidiary of the Company.

Pathworks-Florida’s controlling shareholder, Pathworks Corporation (“Pathworks”), is engaged in the business of development, installation and operation of fiber optic telecommunications delivery systems for multi-family residential units. Pathworks is a party to a Master Agreement (the “Master Agreement”) with CenturyTel Services Group, LLC (“CenturyLink”), pursuant to which, Pathworks, has rights with respect to bulk content pricing and tariffs applicable to services to be provided in certain identified markets.  Pathworks acts as agent for various homeowners associations and other residential organizations and, pursuant to the Master Agreement, has agreed to procure various bulk services and Premium Services from CenturyLink and to provide certain customer care and billing services to end users.  Under the terms of the Master Agreement, Pathworks has the right to deliver services under these bulk content prices and specialized tariffs for a period of 15 years in the markets (including the State of Florida) designated in the Master Agreement.  Pathworks has further committed to deploy fiber optic networks and provide content to its customer base within all markets serviced by CenturyLink.

In furtherance of its performance under the Master Agreement, Pathworks has agreed to assign certain of its rights and responsibilities under the Master Agreement to Pathworks-Florida.  In exchange, Pathworks-Florida intends to enter into a royalty agreement with Pathworks whereby Pathworks-Florida would pay Pathworks a royalty for the first five years of service provided to Pathworks-Florida customers and thereafter such service would continue to be provided by Pathworks-Florida on a royalty-free basis

Pursuant to the terms of the Merger Agreement, at the Closing, Pathworks shareholders will exchange all of their issued and outstanding Pathworks stock for an aggregate number of shares of the Company’s common stock equal to forty-seven percent (47%) of the pro-forma, fully-diluted shares of the Company’s common stock immediately following the Closing.  The Merger Agreement further provides that the Closing of the transaction will take place within two (2) days following the satisfaction of all conditions set forth in the Merger Agreement, but not later than October 31, 2010.  Completion of the merger transaction is subject to the satisfaction of certain terms and conditions including, but not limited to, Pathworks-Florida shareholder approval, board of directors approval by all transaction participants, execution of certain additional agreements between Pathworks-Florida and Pathworks, execution of an agreement with the parent of one of Pathworks-Florida’s shareholders and completion of due diligence to satisfaction of all parties.

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

Entry into a Material Definitive Agreement

On August 2, 2010, Lexicon United Incorporated (the “Company”) executed an Agreement and Plan of Merger (“Merger Agreement”) with Pathworks PCO of Florida, Inc. (“Pathworks-Florida”) and Lexicon Acquisition, Inc., a wholly-owned subsidiary of the Company, wherein the Company and Pathworks-Florida agreed to enter into a business combination transaction pursuant to which Pathworks-Florida will become a wholly-owned subsidiary of the Company. (See Part II, Item 5, below)

Critical Accounting Policies

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

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with FASB ASC Topic 350 “Intangibles-Goodwill and Other”.  As required, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit under FASB ASC Topic 350. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and  assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.  There was no impairment of assets at June 30, 2010.

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

 An analysis of the portfolio activity under the cost recovery method at June 30, 2010 is as follows:

Portfolio carrying value at December 31, 2009	$91,872
Portfolio collections for the period January 1 to June 30, 2010	(69,445)

Change in currency rates for the period	(9,135)
Balance, June 30, 2010	$13,292

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

The following table summarizes the results of our operations during the three months ended June 30, 2010, and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2010 to the same period of 2009.

	6/30/10	6/30/09	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	1,314,065	930,475	383,590	41.23
Cost of Services	596,960	573,022	23,938	4.18
Selling, General and Administrative Expense	523,266	304,185	219,081	72.02
Interest expense	128,793	163,376	(34,583)	(21.17)
Depreciation & amortization	55,348	43,325	12,023	27.75
Foreign Exchange & other	3,974	45,609	(41,635)	(91.29)
Net income (loss) –Lexicon United	(13,955)	(101,364)	87,409	86.24
Earnings (Loss) per common share	(.01)	(.01)	.00

We had revenues of $1,314,065 for the three months ended June 30, 2010, compared to revenues of $930,475 during the same period in 2009.  Our revenues increased 41.23% in the three months ended June 30, 2010 primarily due to an increase in collections of receivables in addition to the effect of changes in the foreign exchange rate.

Our cost of services for the three months ended June 30, 2010 was $596,960 as compared to $573,022 during the same period in 2009.  This increase of $23,938 is primarily the result of net decrease of approximately $17,856  in employee related expenses, postal and mail services and internship program expenses, offset by  the effect of changes in the foreign exchange rate of approximately $41,794.

Selling, general and administrative expenses increased by $219,081 or 72.02%, to $523,266 in the three months ended June 30, 2010 compared to $304,185 in the same period in 2009.  The change is the result of a net increase of approximately $127,960 in telephone, account services and software rent offset by decreases in agreement losses and professional fees and the effect of changes in the foreign exchange rate of approximately $91,121.

Interest expense for the three months ended June 30, 2010 was $128,793 and interest expense in the same period of 2009 was $163,376.  Interest expense decreased 21.17% in the three months ended June 30, 2010 due to a reduced amount of total debt which resulted in a decrease of approximately $42,483 in interest offset by the changes in the foreign exchange rate of approximately $7,900.

During the three months ended June 30, 2010 we incurred a net loss of $(13,955) compared with $(101,364) for the same period in the prior year.  The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FASB ASC Topic 810, which allocated $27,627 gain to the non-controlling interest.

Loss per common share for the three months ended June 30, 2010 was $(.01) as compared to a loss of $(.01) during the same period of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

The following table summarizes the results of our operations during the six months ended June 30, 2010, and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2010 to the same period of 2009.

	6/30/10	6/30/09	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	2,482,240	1,740,620	741,620	42.61
Cost of Services	1,155,734	1,063,812	91,922	8.64
Selling, General and Administrative Expense	1,000,249	655,086	345,163	52.69
Interest expense	251,748	326,972	(75,224)	(23.01)
Depreciation & amortization	110,893	84,096	26,797	31.87
Foreign Exchange & other	18,574	40,237)	(21,663)	(53.84)
Net income (loss) –Lexicon United	(49,243)	(321,032)	271,789	84.67
Earnings (Loss) per common share	(.01)	(.04)	.03	75.00

We had revenues of $2,482,240 for the six months ended June 30, 2010, compared to revenues of $1,740,620 during the same period in 2009.  Our revenues increased 42.61% in the six months ended June 30, 2010 primarily due to an increase in collections of receivables in addition to the effect of changes in the foreign exchange rate.

Our cost of services for the six months ended June 30, 2010 was $1,155,734 as compared to $1,063,812 during the same period in 2009.  This increase of $91,922 is primarily the result of net decrease of approximately $86,896 in employee related expenses, postal and mail services and internship program expenses, offset by  the effect of changes in the foreign exchange rate of approximately $178,818.

Selling, general and administrative expenses increased by $345,163 or 52.69%, to $1,000,249 in the six months ended June 30, 2010 compared to $655,086 in the same period in 2009.  The change is the result of a net increase of approximately $241,339 in telephone, account services and software rent offset by decreases in agreement losses and professional fees and the effect of changes in the foreign exchange rate of approximately $103,824.

Interest expense for the six months ended June 30, 2010 was $251,748 and interest expense in the same period of 2009 was $326,972.  Interest expense decreased 23.01% in the six months ended June 30, 2010 due to a reduced amount of total debt which resulted in a decrease of approximately $112,084 in interest offset by the changes in the foreign exchange rate of approximately $36,860.

During the six months ended June 30, 2010 we incurred a net loss of $(49,243) compared with $(321,032) for the same period in the prior year.  The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FASB ASC Topic 810, which allocated $31,433 gain to the non-controlling interest.

Loss per common share for the six months ended June 30, 2010 was $(.01) as compared to a loss of $(.04) during the same period of 2009.

Cash Flow Items

The following table provides the statements of net cash flows for the six months ended June 30, 2010.

	Six Months Ended June 30,
	2010	2009
Net Cash Provided By (Used In) Operating Activities	(10,908)	74,961
Net Cash Provided By Investing Activities	65,643	48,861
Net Cash Provided By (Used In) Financing Activities	127,414	(217,020)
Net increase in Cash and Cash Equivalents	176,838	(98,629)
Cash and Cash Equivalents - Beginning of Period	136,308	291,453
Cash and Cash Equivalents - End of Period	313,146	192,824

We used $10,908 of cash from our operating activities during the six months ended June 30, 2010 as compared to $74,961 cash provided during the six months ended June 30, 2009.  The difference of $85,869 is mainly attributable to a decrease in net loss of $331,299 offset by decreases in accounts payable and accrued expenses of $470,589.

We provided $65,643 in cash from our investing activities during the six months ended June 30, 2010, as compared to $48,861 in the prior period ending June 30, 2009.  The increase in funds is primarily due to the collections from our investment in receivable portfolio.

We provided a net of $127,414 from financing activities during the six months ended June 30, 2010 as compared to using funds of $217,020 during the six months ended June 30, 2009.  The change is primarily due to an increase in borrowings from individuals and an increase in the repayment of loans.

Balance Sheet Items

As of June 30, 2010, we had total current assets of $872,167 as compared to $797,164 as of June 30, 2009.  Our total assets as of June 30, 2010 were $3,169,334 as compared to $3,098,595 as of June 30, 2009.  We had total current liabilities of $2,777,255 as of June 30, 2010 as compared to $3,972,311 as of June 30, 2009, and we had total liabilities of $3,153,124 as of June 30, 2010 as compared to $4,107,598 as of June 30, 2009.

The increase in total assets is primarily due the increase in fixed assets of approximately $662,039, a decrease in the investment in receivable portfolio of $591,564, a decrease in customer lists and tradenames of $73,389 and the effects of changes in the foreign exchange rates. The decrease in total liabilities is due to an increase accounts payable and accrued expenses of $444,609 offset by a decrease in accrued municipal service and payroll taxes of $680,528 and the effects of the change of the foreign exchange rates.

As of June 30, 2010, our total Stockholders’ Equity (deficit) was $16,210 as compared to $(1,009,003) at June 30, 2009.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services and payroll tax liabilities by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.  We had cash and cash equivalents of approximately $313,146 as of June 30, 2010 and we had short-term liabilities in the amount of $2,777,255, as well as long-term liabilities in the amount of $375,869 as of June 30, 2010.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary. During 2009, the Company evaluated their payroll tax and related accruals and reduced amounts previously recorded by approximately $712,958. The reduction in 2009 is the result of recalculating the employee withholding taxes under Brazilian guidelines.

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

As of June 30, 2010, we had total current assets of $872,167 as compared to $797,164 as of June 30, 2009.  Our total assets as of June 30, 2010 were $3,169,334 as compared to $3,098,595 as of June 30, 2009.  We had total current liabilities of $2,777,255 as of June 30, 2010 as compared to $3,972,311 as of June 30, 2009, and we had total liabilities of $3,153,124 as of June 30, 2010 as compared to $4,107,598 as of June 30, 2009. We have a $(1,905,088) negative working capital at June 30, 2010 of which $493,663 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

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

In April, 2010, the Company borrowed approximately $95,000 from Bradesco Capital.  The loan is payable in 12 monthly installments plus interest at 1.95% per month, commencing May, 2010.  The loan is personally guaranteed by ATN’s directors.

In April, 2010, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $31,000 is financed over 36 months at an interest rate of 1.11% per month.  The loan is secured by the computer equipment.

In June, 2010, the Company borrowed approximately $95,000 from Banco Real.  The loan is payable in 12 monthly installments plus interest at 1.65% per month, commencing June, 2010.  The loan is personally guaranteed by ATN’s directors.

In June, 2010, the Company borrowed approximately $330,000 from Mercantil Do Brasil.  The loan is payable in 12 monthly installments plus interest at 1.0% per month, commencing July, 2010.  The loan is personally guaranteed by ATN’s directors.

In June, 2010, the Company purchased communication equipment from Khomp Ind.  The equipment valued at approximately $5,900 is financed over 18 months at an interest rate of 1.01% per month.  The loan is secured by the equipment.

An analysis of the current and long-term portion at June 30, 2010 is as follows:

Total loans outstanding	$1,184,281
Less: current portion	883,926

Long-term portion	$300,355

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), Elie Saltoun, and Vice President and Secretary, Jeffrey Nunez, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2010).  Based on such evaluation, our CEO, CFO and Vice President have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, CFO and Vice President, as appropriate to allow timely decisions regarding required disclosure.  The material weakness identified by the Company is its inability to produce financial statements in a timely manner in order to facilitate a timely filing of its required reports to the U.S. Securities and Exchange Commission. Additionally, the Company has only two directors; no outside directors and no audit committee. The Company is undertaking to resolve these issues in a manner which will permit timely disclosure and filing of required reports in the future.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2010 that were not previously disclosed in a report that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

On August 2, 2010, the Company executed an Agreement and Plan of Merger (“Merger Agreement”) with Pathworks PCO of Florida, Inc. (“Pathworks-Florida”) and Lexicon Acquisition, Inc., a wholly-owned subsidiary of the Company, wherein the Company and Pathworks-Florida agreed to enter into a business combination transaction pursuant to which Pathworks-Florida will become a wholly-owned subsidiary of the Company.

Pathworks-Florida’s controlling shareholder, Pathworks Corporation (“Pathworks”), is engaged in the business of development, installation and operation of fiber optic telecommunications delivery systems for multi-family residential units. Pathworks is a party to a Master Agreement (the “Master Agreement”) with CenturyTel Services Group, LLC (“CenturyLink”), pursuant to which, Pathworks, has rights with respect to bulk content pricing and tariffs applicable to services to be provided in certain identified markets.  Pathworks acts as agent for various homeowners associations and other residential organizations and, pursuant to the Master Agreement, has agreed to procure various bulk services and Premium Services from CenturyLink and to provide certain customer care and billing services to end users.  Under the terms of the Master Agreement, Pathworks has the right to deliver services under these bulk content prices and specialized tariffs for a period of 15 years in the markets (including the State of Florida) designated in the Master Agreement.  Pathworks has further committed to deploy fiber optic networks and provide content to its customer base within all markets serviced by CenturyLink.

In furtherance of its performance under the Master Agreement, Pathworks has agreed to assign certain of its rights and responsibilities under the Master Agreement to Pathworks-Florida.  In exchange, Pathworks-Florida intends to enter into a royalty agreement with Pathworks whereby Pathworks-Florida would pay Pathworks a royalty for the first five years of service provided to Pathworks-Florida customers and thereafter such service would continue to be provided by Pathworks-Florida on a royalty-free basis

Pursuant to the terms of the Merger Agreement, at the Closing, Pathworks shareholders will exchange all of their issued and outstanding Pathworks stock for an aggregate number of shares of the Company’s common stock equal to forty-seven percent (47%) of the pro-forma, fully-diluted shares of the Company’s common stock immediately following the Closing.  The Merger Agreement further provides that the Closing of the transaction will take place within two (2) days following the satisfaction of all conditions set forth in the Merger Agreement, but not later than October 31, 2010.  Completion of the merger transaction is subject to the satisfaction of certain terms and conditions including, but not limited to, Pathworks-Florida shareholder approval, board of directors approval by all transaction participants, execution of certain additional agreements between Pathworks-Florida and Pathworks, execution of an agreement with the parent of one of Pathworks-Florida’s shareholders and completion of due diligence to satisfaction of all parties.

At the Closing, James A. Grimwade, a shareholder of Pathworks-Florida, will be appointed to the board of directors of the Company.  In addition, at the Closing, the Company will enter into new employment contracts with Joshua M. Henschell and David A. Nickerson, who are currently affiliated with Pathworks-Florida on terms to be determined.

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

DATED:  August 23, 2010

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