Form 10-Q
period 2010-09-30
LEXICON UNITED INC
filed 2010-11-19
CIK 1158201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,543,134

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$413,115	$136,308
Accounts receivable	49,327	387,392
Other receivables	167,816	209,728
Prepaid expenses	73,299	79,547
Total current assets	703,557	812,975

FIXED ASSETS
Building, equipment, and leasehold improvements,
net of accumulated depreciation of $485,983 and
$343,648 at September 30, 2010 and December 31, 2009, respectively	1,244,893	1,264,180

OTHER ASSETS

Investment in receivable portfolios	-	91,872
Customer Lists, net of amortization of $244,017 and $205,488 at
September 30, 2010 and December 31, 2009, respectively	269,716	308,245
Tradenames, net of amortization of $104,579 and $88,067 at
September 30, 2010 and December 31, 2009, respectively	115,592	132,104
Goodwill	693,141	693,141
Security deposit	-	1,350
Total other assets	1,078,449	1,226,712

TOTAL ASSETS	$3,026,899	$3,303,867

CURRENT LIABILITIES
Loans payable to banks	$-	$82,319
Current portion of long term debt	897,128	473,828
Bank Overdrafts	21,962	321,594
Current portion of notes payable to individuals	207,424	38,378
Accounts Payable	136,108	269,894
Loans payable to officer	187,053	249,863
Accrued Expenses	828,917	979,027
Accrued Municipal Service Taxes	48,120	46,791
Accrued Payroll and related taxes	416,651	405,726
Accrued Employee Benefits	59,382	57,818

Total Current Liabilities	2,802,745	2,925,238

LONG TERM LIABILITIES
Long term debt	259,506	426,322
Long term portion of notes payable to individuals	51,153	-

Total Long Term Liabilities	310,659	426,322

TOTAL LIABILITIES	3,113,404	3,351,560

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Series A preferred stock 8 1/2% non-cumulative, $0.001 par value
1,000,000 shares authorized, 36,250 shares issued and outstanding	36	-
Preferred stock $0.001 par value, 9,000,000
shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value, 40,000,000
shares authorized, 8,828,134 and 8,708,134 shares
issued and outstanding at September 30, 2010 and December 31, 2009
respectively	8,828	8,708
Paid in capital	3,205,008	3,057,664
Accumulated other comprehensive loss	(319,154)	(293,624)
Accumulated deficit	(3,211,140)	(3,032,228)
Total Lexicon Stockholders' Deficit	(316,422)	(259,480)

Non-Controlling Interest	229,917	211,787
Total Equity (Deficit)	(86,505)	(47,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,026,899	$3,303,867

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Service revenue	$1,213,028	$1,219,799	$3,695,268	$2,960,419
Total revenues	1,213,028	1,219,799	3,695,268	2,960,419

COST OF SERVICES	633,227	624,837	1,788,961	1,688,649

GROSS PROFIT	579,801	594,962	1,906,307	1,271,770

COSTS AND EXPENSES
Selling, general and administrative	568,264	536,324	1,568,513	1,191,410
Depreciation	38,355	27,721	112,554	75,123
Amortization	18,347	18,347	55,041	55,041
Total costs and expenses	624,966	582,392	1,736,108	1,321,574

OPERATING INCOME (LOSS)	(45,165)	12,570	170,199	(49,804)

OTHER INCOME (EXPENSE)
Interest expense	(97,830)	(212,942)	(349,578)	(539,914)
Foreign exchange and other	5,335	18,640	23,909	58,877
Total Other Income (expense)	(92,495)	(194,302)	(325,669)	(481,037)

NET INCOME (LOSS) BEFORE INCOME TAXES	(137,660)	(181,732)	(155,470)	(530,841)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(137,660)	(181,732)	(155,470)	(530,841)

Less: Net income (loss) attributable to noncontrolling interest	(7,993)	(23,018)	23,440	(51,095)

NET LOSS ATTRIBUTABLE TO LEXICON UNITED INCORPORATED	$(129,667)	$(158,714)	$(178,910)	$(479,746)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (Basic and Diluted)	8,828,134	8,708,134	8,797,804	8,707,211

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,470)		$(530,841)
Noncash items included in net loss:
Depreciation	112,555		75,123
Amortization of intangibles	55,041		55,041
Accrued interest on loans to individual	22,589		158,804
Stock based compensation	75,000		24,000
Decrease (increase) in assets:
Accounts receivable	348,812		(113,299)
Other receivables	47,730		222,694
Prepaid expenses	8,455		(1,963)
Security deposit	1,350		-
Increase (decrease) in liabilities:
Accounts payable	(141,239)		70,366
Accrued expenses	(174,693)		172,862

NET CASH PROVIDED BY OPERATING ACTIVITIES	200,130		132,787

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(15,668)		(7,044)
Investment in receivable portfolio	85,900		101,973
NET CASH PROVIDED BY INVESTING ACTIVITIES	70,232		94,929

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	4,327		299,388
Loan from an individual	283,320		-
Proceeds of new loans	744,525		145,661
Repayment of loans	(1,115,322)		(817,787)
Issuance of preferred stock	72,500		-

NET CASH USED IN FINANCING ACTIVITIES	(10,650)		(372,738)

EFFECT OF EXCHANGE RATE OF CASH	17,095		(12,690)

NET INCREASE (DECREASE) IN CASH	276,807		(157,712)

CASH, BEGINNING OF PERIOD	136,308		291,453

CASH, END OF PERIOD	$413,115		$133,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$349,578		$539,914

Non cash items

Issuance of common stock for consulting services	$75,000		$24,000

Purchase of furniture and equipment	$48,315	$

See accompanying notes to financial statements.

LEXICON UNITED INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Lexicon United Incorporated annual report on Form 10-K for the year ended December 31, 2009 filed May 17, 2010.

NOTE B- GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $3,211,140 and negative working capital of $2,099,188 at September 30, 2010. Management’s plans include raising adequate capital through the equity markets to fund future operations and generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE D-FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair
	Fair	Value at	Fair Value at
	Value	September 30,	December 31,
Financial Instruments	Hierarchy	2010	2009

Cash and cash equivalents	Level 1	$413,115	$136,508

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

The Company has adopted FASB ASC Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.  In accordance with Subtopic 310-30, The Company can account for its investments in Portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate to the cost basis of the pool.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments. The Company used the interest method through June 30, 2009 and has determined that the amount and timing of future cash collections on the Portfolios are not reasonably predictable, and therefore, beginning July 1, 2009, commenced using the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the purchase price of the portfolio has been fully recognized.  As of September 30, 2010, the cost basis of the portfolio has been fully recovered and $16,200 of additional revenue has been recognized.

An analysis of the portfolio activity under the cost recovery method at September 30, 2010 is as follows:

Portfolio carrying value at December 31, 2009	$91,872
Portfolio collections for the period January 1, 2010 to September 30, 2010	(81,317)
Change in currency rates for the period	(10,555)

Balance, September 30, 2010	$-0-

NOTE F – USE OF ESTIMATES

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

NOTE G– REVENUE RECOGNITION

The Company derives its revenue primarily from collection of distressed debt by entering into non-binding agreements with financial institutions to collect their delinquent debt.  Once an agreement is reached with the debtor of the financial institution based upon established parameters, an installment agreement is established.  The Company is then entitled to a commission on the agreed settlement.  The Company earns and records the pro rata commission for each installment, when the installment payments are received from the debtors.  Revenue from the collection of distressed debt owned by the Company is recognized based on FASB ASC Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” using the cost recovery method commencing July 1, 2009 and the interest method prior to July 1, 2009. (See Note F).

NOTE H– RELATED PARTY

At various times during the year 2009 and 2010, three shareholders have advanced funds to the Company for working capital. The advances are unsecured and bear interest ranging from 1.5 -  2% per month.  The loans have no stated maturity date and should either party terminate the loans, the loans are repayable within 30 days.  At September 30, 2010, the balance outstanding on the loans was $187,053.

NOTE I – NOTES PAYABLE TO INDIVIDUALS

In January 2010, the Company borrowed approximately $270,000 from several individuals for working capital.  The loans are due in January 2012 and bear interest at the rate of 18% per year.  The balance of the loans at September 30, 2010 is $258,577.

NOTE J - STOCKHOLDERS’ EQUITY

On March 10, 2010, the Company has included 120,000 of its common shares as issued and outstanding for consulting fees incurred.  The shares were valued at $1.25 per share.  Consulting expense charged to operations as of September 30, 2010 was $75,000.

On August 19, 2010, the Company entered an agreement to issue 100,000 share of common stock as a retainer for future services.  As of September 30, 2010, no shares have been issued.

The Company has authorized 1,000,000 shares of 8½% non-cumulative, convertible Series A preferred stock, par value $.001 per share (“Series A Preferred Stock”).  The purchase price is $2.00 per share.  Each share of Series A Preferred Stock is convertible into shares of common stock at a conversion rate of $1.50 per share prior to the date of mandatory redemption (eighteen months from date of issue at the original issuance price).  Automatic conversion will occur when the bid price of the Company’s common stock exceeds $2.50 per share for 30 consecutive trading days.  As of September 30, 2010, 36,250 shares of Series A Preferred Stock have been issued for additions to capital of $72,500.

NOTE K – COMMITMENTS AND CONTINGENCIES

On September 20, 2010, a wholly-owned subsidiary of the Company, Chesscom Management Advisors, Inc. (“Advisor”) entered into a Management Advisory Agreement (“Advisory Agreement”) with Chesscom Technologies, Inc. (“Chesscom”). The terms of the Advisory Agreement is one year, subject to renewal at the end of the initial term.  Chesscom agreed to pay the Company an annual management fee of $52,000, payable bi-monthly.  The Company is also entitled to reimbursement of all expenses incurred in connection with the Advisory Agreement.

NOTE K – SUBSEQUENT EVENTS

On October 21, 2010, Lexicon United Incorporated (the “Company”) completed its previously announced merger (“Merger”) with Pathworks PCO of Florida, Inc. (“Pathworks-Florida”), pursuant to which Pathworks-Florida became a wholly-owned subsidiary of the Company.

Pathworks-Florida is engaged in the business of development, installation and operation of fiber optic telecommunications delivery systems for multi-family residential units. One of the Company’s shareholders, Pathworks, Inc. (“Pathworks”), is a party to a Master Agreement (the “Master Agreement”) with CenturyTel Services Group, LLC (“CenturyLink”), pursuant to which, Pathworks, has rights with respect to bulk content pricing and tariffs applicable to services to be provided in certain identified markets.  In furtherance of its performance under the Master Agreement, Pathworks has assigned certain of its rights and responsibilities under the Master Agreement to Pathworks-Florida.  In exchange, Pathworks-Florida has entered into a royalty agreement with Pathworks whereby Pathworks-Florida would pay Pathworks a royalty for the first five years of service provided to Pathworks-Florida customers and thereafter such service would continue to be provided by Pathworks-Florida on a royalty-free basis

Pursuant to the terms of the Merger, at the Closing, Pathworks-Florida shareholders exchanged all of their issued and outstanding Pathworks-Florida stock for an aggregate of 8,715,000 shares of the Company’s common stock, which equaled forty-seven percent (47%) of the pro-forma, fully-diluted shares of the Company’s common stock immediately following the Closing.  In connection with the acquisition of Pathworks-Florida, the Company’s principal executive officers were awarded 1,000,000 shares of the Company’s common stock.

At the Closing, James A. Grimwade, a shareholder of Pathworks-Florida, was appointed to the board of directors of the Company.

On October 1, 2010, an additional 10,000 shares of Series A Preferred Stock have been issued for additional capital of $20,000.

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

Entry into a Material Definitive Agreement

On August 2, 2010, Lexicon United Incorporated (the “Company”) executed an Agreement and Plan of Merger (“Merger Agreement”) with Pathworks PCO of Florida, Inc. (“Pathworks-Florida”) and Lexicon Acquisition, Inc., a wholly-owned subsidiary of the Company, wherein the Company and Pathworks-Florida agreed to enter into a business combination transaction pursuant to which Pathworks-Florida will become a wholly-owned subsidiary of the Company. This transaction closed on October 21, 2010.  (See Part II, Item 5, below)

Critical Accounting Policies

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

Goodwill and Intangible Impairment

The company accounts for goodwill in accordance with FASB ASC Topic 350 “Intangibles-Goodwill and Other”.  As required, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The company performs this testing for its Brazilian operating segment which is considered a reporting unit under FASB ASC Topic 350. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The fair value of the company’s reporting unit was estimated using the expected present value of future cash flows using estimates, judgments, and assumptions that management believes were appropriate in the circumstances.  The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, collection processes, and the discount rate.  There was no impairment of assets at September 30, 2010.

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

The Company has adopted FASB ASC Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (prior authoritative literature: AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer”).  In accordance with Subtopic 310-30, The Company can account for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate to the cost basis of the pool.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life while any decreases in cash flows expected to be collected should be recognized as impairments. The Company used the interest method through June 30, 2009 and has determined that the amount and timing of future cash collections on the receivable portfolios are not reasonably predictable, and therefore, beginning July 1, 2009, commenced using the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the purchase price of the portfolio has been fully recognized. As of September 30, 2010, the cost basis of the portfolio has been fully recovered and $16,200 of additional revenue has been recognized.

An analysis of the portfolio activity under the cost recovery method at September 30, 2010 is as follows:

Portfolio carrying value at December 31, 2009	$91,872
Portfolio collections for the period January 1 to September 30, 2010	(81,317)

Change in currency rates for the period	(10,555)
Balance, September 30, 2010	$-0-

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

The following table summarizes the results of our operations during the three months ended September 30, 2010, and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2010 to the same period of 2009.

	9/30/10	9/30/09	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	1,213,028	1,219,799	(6,771)	(0.56)
Cost of Services	633,227	624,837	8,390	1.34
Selling, General and Administrative Expense	568,264	536,324	31,940	5.96
Interest expense	97,830	212,942	(115,112)	(54.06)
Depreciation & amortization	56,702	46,068	10,634	23.08
Foreign Exchange & other	5,335	18,640	(13,305)	(71.38)
Net income (loss) –Lexicon United	(129,667)	(158,714)	29,047	18.30
Earnings (Loss) per common share	(.01)	(.02)	.01

We had revenues of $1,213,028 for the three months ended September 30, 2010, compared to revenues of $1,219,799 during the same period in 2009.  Our revenues decreased .56% in the three months ended September 2010 primarily due to a decrease in collections of receivables offset by the effect of changes in the foreign exchange rate.

Our cost of services for the three months ended September 30, 2010 was $633,227 as compared to $624,837 during the same period in 2009.  This increase of $8,390 is primarily the result of net decrease of approximately $32,901 in employee related expenses, postal and mail services and internship program expenses, offset by the effect of changes in the foreign exchange rate of approximately $41,291.

Selling, general and administrative expenses increased by $31,940 or 5.96%, to $568,264 in the three months ended September 30, 2010 compared to $536,324 in the same period in 2009.  The change is the result of a net increase of approximately $11,119 in telephone, account services and software rent offset by decreases in agreement losses and professional fees and the effect of changes in the foreign exchange rate of approximately $20,821.

Interest expense for the three months ended September 30, 2010 was $97,830 and interest expense in the same period of 2009 was $212,942.  Interest expense decreased 54.06% in the three months ended September 30, 2010 due to a reduced amount of total debt which resulted in a decrease of approximately $119,220 in interest offset by the changes in the foreign exchange rate of approximately $4,108.

During the three months ended September 30, 2010 we incurred a net loss of $(129,667) compared with $(158,714) for the same period in the prior year.  The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FASB ASC Topic 810, which allocated $7,993 loss to the non-controlling interest.

Loss per common share for the three months ended September 30, 2010 was $(.01) as compared to a loss of $(.02) during the same period of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

The following table summarizes the results of our operations during the nine months ended September 30, 2010, and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2010 to the same period of 2009.

	9/30/10	9/30/09	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	3,695,268	2,960,419	734,849	24.82
Cost of Services	1,788,961	1,688,649	100,312	5.94
Selling, General and Administrative Expense	1,568,513	1,191,410	377,103	31.65
Interest expense	349,578	539,914	(190,336)	(35.25)
Depreciation & amortization	167,595	130,164	37,431	28.76
Foreign Exchange & other	23,909	58,877	(34,968)	(59.39)
Net income (loss) –Lexicon United	(178,910)	(479,746)	300,836	62.71
Earnings (Loss) per common share	(.02)	(.06)	.04

We had revenues of $3,695,258 for the nine months ended September 30, 2010, compared to revenues of $2,960,419 during the same period in 2009.  Our revenues increased 24.82% in the nine months ended September 30, 2010 primarily due to an increase in collections of receivables in addition to the effect of changes in the foreign exchange rate.

Our cost of services for the nine months ended September 30, 2010 was $1,788,961 as compared to $1,688,649 during the same period in 2009.  This increase of $100,312 is primarily the result of net decrease of approximately $122,007 in employee related expenses, postal and mail services and internship program expenses, offset by the effect of changes in the foreign exchange rate of approximately $222,319.

Selling, general and administrative expenses increased by $377,103 or 31.65%, to $1,568,513 in the nine months ended September 30, 2010 compared to $1,191,410 in the same period in 2009.  The change is the result of a net increase of approximately $246,887 in telephone, account services and software rent offset by decreases in agreement losses and professional fees and the effect of changes in the foreign exchange rate of approximately $130,216.

Interest expense for the nine months ended September 30, 2010 was $349,578 and interest expense in the same period of 2009 was $539,914.  Interest expense decreased 35.25% in the nine months ended September 30, 2010 due to a reduced amount of total debt which resulted in a decrease of approximately $238,852 in interest offset by the changes in the foreign exchange rate of approximately $48,516.

During the nine months ended September 30, 2010 we incurred a net loss of $(178,910) compared with $(479,746) for the same period in the prior year.  The decrease in our loss is primarily due to the changes in expenses and revenues as described above, the effect of the change in the foreign exchange rate in addition to the adoption of FASB ASC Topic 810, which allocated $23,440 gain to the non-controlling interest.

Loss per common share for the nine months ended September 30, 2010 was $(.02) as compared to a loss of $(.06) during the same period of 2009.

Cash Flow Items

The following table provides the statements of net cash flows for the nine months ended September 30, 2010.

	Nine Months Ended September 30,
	2010	2009
Net Cash Provided By Operating Activities	200,130	132,787
Net Cash Provided By Investing Activities	70,232	94,929
Net Cash (Used In) Financing Activities	(10,650)	(372,738)
Net increase (decrease) in Cash and Cash Equivalents	276,807	(157,712)
Cash and Cash Equivalents - Beginning of Period	136,308	291,453
Cash and Cash Equivalents - End of Period	413,115	133,741

We provided $200,130 of cash from our operating activities during the nine months ended September 30, 2010 as compared to $132,787 cash provided during the nine months ended September 30, 2009.  The difference of $67,343 is mainly attributable to a decrease in net loss of $375,371 offset by decreases in accounts payable and accrued expenses of $559,160 and an increase in collections of receivables of $462,111.

We provided $70,232 in cash from our investing activities during the nine months ended September 30, 2010, as compared to $94,929 in the prior period ending September 30, 2009.  The decrease is primarily due to the full recovery of our investment in receivable portfolio during the third quarter of 2010.

We used a net of $10,650 from financing activities during the nine months ended September 30, 2010 as compared to using funds of $372,738 during the nine months ended September 30, 2009.  The change is primarily due to an increase in borrowings from individuals, issuance of preferred stock offset by an increase in the repayment of loans.

Balance Sheet Items

As of September 30, 2010, we had total current assets of $703,557 as compared to $754,215 as of September 30, 2009.  Our total assets as of September 30, 2010 were $3,026,899 as compared to $3,081,219 as of September 30, 2009.  We had total current liabilities of $2,802,745 as of September 30, 2010 as compared to $34,336,600 as of September 30, 2009, and we had total liabilities of $3,113,404 as of September 30, 2010 as compared to $4,487,900 as of September 30, 2009.

The increase in total assets is primarily due the increase in fixed assets of approximately $696,292, a decrease in the investment in receivable portfolio of $625,216, a decrease in customer lists and trade names of $73,389 and the effects of changes in the foreign exchange rates. The decrease in total liabilities is due to a decrease in loans of $240,858 offset by a decrease in accrued municipal service and payroll taxes of $1,081,643 and the effects of the change of the foreign exchange rates.

As of September 30, 2010, our total Stockholders’ Equity (deficit) was $(86,505) as compared to $(1,406,681) at September 30, 2009.

Liquidity and Capital Resources

We believe that we will be able to pay our normal and operating expenditures during the next twelve months with our cash reserves and additional cash generated from operations, and by reducing our accrued municipal services and payroll tax liabilities by restructuring such debt.  We do not have any material capital commitments during the next twelve months, other than repayment of debt as it comes due, and we do not anticipate the issuance of additional debt (other than to refinance existing debt).  We also do not anticipate any material changes in our operations during the next twelve months.  As such, we believe that our current cash position is sufficient to retire our current short-term debt as it comes due and, if we are successful in adequately restructuring our municipal services tax liability we believe that cash generated from operations will be sufficient to pay our operating expenses during the next twelve months.  We had cash and cash equivalents of approximately $413,115 as of September 30, 2010 and we had short-term liabilities in the amount of $2,802,745, as well as long-term liabilities in the amount of $310,659 as of September 30, 2010.  The Company intends to use its cash to retire current debt as it comes due as well as to pay operating expenses as necessary. During 2009, the Company evaluated their payroll tax and related accruals and reduced amounts previously recorded by approximately $712,958. The reduction in 2009 is the result of recalculating the employee withholding taxes under Brazilian guidelines.

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

As of September 30, 2010, we had total current assets of $703,557 as compared to $754,215 as of September 30, 2009.  Our total assets as of September 30, 2010 were $3,026,899 as compared to $3,081,219 as of September 30, 2009.  We had total current liabilities of $2,802,745 as of September 30, 2010 as compared to $4,336,600 as of September 30, 2009, and we had total liabilities of $3,113,404 as of September 30, 2010 as compared to $4,487,900 as of September 30, 2009. We have a $(2,099,188) negative working capital at September 30, 2010 of which $524,153 relates to municipal taxes and payroll expenses in connection with ATN’s prior and ongoing operations.

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

In January 2008, the Company purchased new air conditioning equipment.  The equipment valued at approximately $28,000 is being financed over a three-year period at 12% per year.

In July 2008, the Company borrowed approximately $3,500 from Officer Distribution Production. The loan is payable in 36 monthly installments plus interest of 1.15% per month, commencing August 2008. The loan is personally guaranteed by ATN’s directors.

During the year ended December 31, 2008, the Company purchased new computer equipment from DELL Brazio. The equipment valued at approximately $15,500 is financed over a three year period plus interest at rates ranging from 11.4% to 13.8% per year. The loan is secured by the computer equipment.

In July, 2009, the Company borrowed approximately $42,500 from Banco Santander.  The loan is payable in 18 monthly installments plus interest of 2.53% per month, commencing August 2009. The loan is personally guaranteed by ATN’s directors.

In October 2009, the Company borrowed approximately $432,000 from BNP Banco Brasil.  The loan is payable in 46 monthly installments plus interest of 2.00% per month, commencing December 2009.  The loan is personally guaranteed by ATN’s directors.

In October, 2009, the Company borrowed approximately $81,000 from Banco Bradesco.  The loan is payable in 12 monthly installments plus interest of 2.30% per month, commencing December 2009.  The loan is personally guaranteed by ATN’s directors.

In December 2009, the Company borrowed approximately $87,450 from Banco Real.  The loan is payable in 24 monthly installments plus interest of 2.00% per month, commencing January, 2010.  The loan is personally guaranteed by ATN’s directors.

In December 2009, the Company borrowed approximately $33,000 from HSBC Capital.  The loan is payable in 12 monthly installments plus interest of 2.00% per month, commencing January 2010.  The loan is personally guaranteed by ATN’s directors.

In December 2009 the Company assumed the note payable related to the contribution of the 9th floor office space by the minority shareholders. The loan is payable at $4,129 per month which includes interest which is adjustable annually.

In January, 2010, the Company borrowed approximately $63,000 from Caixa Economica.  The loan is payable in 24 monthly installments plus interest of 1.43% per month, commencing February 2010.  The loan is personally guaranteed by ATN’s directors.

In April 2010, the Company borrowed approximately $95,000 from Bradesco Capital.  The loan is payable in 12 monthly installments plus interest at 1.95% per month, commencing May 2010.  The loan is personally guaranteed by ATN’s directors.

In April 2010, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $31,000 is financed over 36 months at an interest rate of 1.11% per month.  The loan is secured by the computer equipment.

In June 2010, the Company borrowed approximately $95,000 from Banco Real.  The loan is payable in 12 monthly installments plus interest at 1.65% per month, commencing June 2010.  The loan is personally guaranteed by ATN’s directors.

In June, 2010, the Company borrowed approximately $330,000 from Mercantil Do Brasil.  The loan is payable in 12 monthly installments plus interest at 1.0% per month, commencing July 2010.  The loan is personally guaranteed by ATN’s directors.

In June 2010, the Company purchased communication equipment from Khomp Ind.  The equipment valued at approximately $5,900 is financed over 18 months at an interest rate of 1.01% per month.  The loan is secured by the equipment.

In July 2010, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $2,100 is financed over 12 months at an interest rate of 1.11% per month.  The loan is secured by the computer equipment.

In September 2010, the Company purchased new computer equipment from DELL Brazio.  The equipment valued at approximately $6,200 is financed over 36 months at an interest rate of 1.11% per month.  The loan is secured by the computer equipment

In September 2010, the Company borrowed approximately $133,000 from BNP Banco Brasil.  The loan is payable in 12 monthly installments plus interest at 1.8% per month, commencing October,2010.  The loan is personally guaranteed by ATN’s directors.

An analysis of the current and long-term portion at September 30, 2010 is as follows:

Total loans outstanding	$1,156,634
Less: current portion	897,128

Long-term portion	$259,506

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), Elie Saltoun, and Vice President and Secretary, Jeffrey Nunez, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2010).  Based on such evaluation, our CEO, CFO and Vice President have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, CFO and Vice President, as appropriate to allow timely decisions regarding required disclosure.  The material weakness identified by the Company is its inability to produce financial statements in a timely manner in order to facilitate a timely filing of its required reports to the U.S. Securities and Exchange Commission. Additionally, the Company has only two directors; no outside directors and no audit committee. The Company is undertaking to resolve these issues in a manner which will permit timely disclosure and filing of required reports in the future.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has authorized 1,000,000 shares of 8½% non-cumulative, convertible Series A preferred stock, par value $.001 per share (“Series A Preferred Stock”).  The purchase price is $2.00 per share.  Each share of Series A Preferred Stock is convertible into shares of common stock at a conversion rate of $1.50 per share prior to the date of mandatory redemption (eighteen months from date of issue at the original issuance price).  Automatic conversion will occur when the bid price of the Company’s common stock exceeds $2.50 per share for 30 consecutive trading days.  As of September 30, 2010, 36,250 shares of Series A Preferred Stock have been issued for additions to capital of $72,500. On October 1, 2010, an additional 10,000 shares of Series A Preferred Stock have been issued for additional capital of $20,000.

On October 21, 2010, in connection with the closing of the merger between the Company and Pathworks PCO of Florida, Inc. (“Pathworks-Florida”), at the merger closing, Pathworks-Florida shareholders exchanged all of their issued and outstanding Pathworks-Florida stock for an aggregate of 8,715,000 shares of the Company’s common stock, which equaled forty-seven percent (47%) of the pro-forma, fully-diluted shares of the Company’s common stock immediately following the Closing.  At the same time and in connection with the acquisition of Pathworks-Florida, the Company’s principal executive officers were awarded 1,000,000 shares of the Company’s common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

(1)            On October 21, 2010, the Company) completed its previously announced merger with Pathworks PCO of Florida, Inc. (“Pathworks-Florida”), pursuant to which Pathworks-Florida became a wholly-owned subsidiary of the Company.

Pathworks-Florida is engaged in the business of development, installation and operation of fiber optic telecommunications delivery systems for multi-family residential units. One of the Company’s shareholders, Pathworks, Inc. (“Pathworks”), is a party to a Master Agreement (the “Master Agreement”) with CenturyTel Services Group, LLC (“CenturyLink”), pursuant to which, Pathworks, has rights with respect to bulk content pricing and tariffs applicable to services to be provided in certain identified markets.  In furtherance of its performance under the Master Agreement, Pathworks has assigned certain of its rights and responsibilities under the Master Agreement to Pathworks-Florida.  In exchange, Pathworks-Florida has entered into a royalty agreement with Pathworks whereby Pathworks-Florida would pay Pathworks a royalty for the first five years of service provided to Pathworks-Florida customers and thereafter such service would continue to be provided by Pathworks-Florida on a royalty-free basis

Pursuant to the terms of the Merger, at the Closing, Pathworks-Florida shareholders exchanged all of their issued and outstanding Pathworks-Florida stock for an aggregate of 8,715,000 shares of the Company’s common stock, which equaled forty-seven percent (47%) of the pro-forma, fully-diluted shares of the Company’s common stock immediately following the Closing.

At the Closing, James A. Grimwade, a shareholder of Pathworks-Florida, was appointed to the board of directors of the Company.

(2)            On September 20, 2010, a wholly-owned subsidiary of the Company, Chesscom Management Advisors, Inc. (“Advisor”) entered into a Management Advisory Agreement (“Advisory Agreement”) with Chesscom Technologies, Inc. (“Chesscom”).  Pursuant to the terms of the Advisory Agreement, the Company agreed to do the following:

(a) serve as Chesscom’s sole and exclusive operations and financial advisor and, as requested by the Board, provide such information and data as may be requested from time to time with respect to the Chesscom’s operations and financial results;

(b) provide the daily management of Chesscom and perform and supervise the various administrative functions reasonably necessary for the management of Chesscom;

(c) maintain and preserve the books and records of Chesscom, including maintaining the accounting and other record-keeping functions with respect to Chesscom;

(d) investigate, select, and, on behalf of Chesscom, engage and conduct business with such Persons as the Advisor deems necessary to the proper performance of its obligations hereunder, including but not limited to consultants, accountants, correspondents, lenders, technical advisors, attorneys, corporate fiduciaries, depositaries, custodians, agents for collection, insurers, insurance agents, banks, construction contractors, developers, property owners, property management companies, real estate operating companies, securities investment advisors, mortgagors, and any and all agents for any of the foregoing, including Affiliates of the Advisor, and Persons acting in any other capacity deemed by the Advisor necessary or desirable for the performance of any of the foregoing services, including but not limited to entering into contracts in the name of Chesscom with any of the foregoing;

(e) make capital investments in and dispositions within the discretionary limits and authority as granted by the Board and in accordance with the Articles of Incorporation;

(f) consult with the Board and assist the Board in the formulation and implementation of Chesscom’s financial policies, and, as necessary, furnish the Board with advice and recommendations with respect to the financial and operational objectives and policies of the Company and in connection with any borrowings proposed to be undertaken by Chesscom;

(g) select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

(h) recommend to the Board of Directors appropriate transactions which would provide liquidity to the Company;

(i) oversee the performance by a third party or Affiliates, including collection of payments due from third parties the payment of expenses related to Chesscom’s business and operations;

(j)  review, analyze and comment upon the operating budgets, capital budgets and the like and aggregate these budgets into Chesscom’s overall budget;

(k) review and analyze on-going financial information pertaining to Chesscom’s operations;

(l) if an action or transaction requires approval by the Board of Directors, deliver to the Board of Directors all documents requested by them in their evaluation of the proposed action or transaction;

(m) formulate and oversee the implementation of strategies for the administration, promotion, management, operation, maintenance, financing and marketing of Chesscom;

(n) (i) locate, analyze and select potential business opportunities; (ii) structure and negotiate the terms and conditions of transactions for new business opportunities; (iii) make investments on behalf of Chesscom in compliance with the investment objectives and policies of Chesscom; (iv) on a best efforts basis, arrange for financing and otherwise deal with Chesscom’s assets and investments; (v) enter into supply agreements, leases and acquire property interests related to Chesscom’s operations; (vi) enter into service contracts; (vii) oversee the performance of all third-party contractors; and (viii) to the extent necessary, perform all other operational functions for the operation and maintenance of Chesscom and its assets;

(o) obtain the prior approval of the Board, any particular Directors specified by the Board or any committee of the Board, as the case may be, for any and all investments outside of the ordinary course of Chesscom’s business;

(p) negotiate on behalf of Chesscom with banks or lenders for loans to be made to Chesscom; provided, further, that any fees and costs payable to third parties incurred by the Advisor in connection with the foregoing shall be the responsibility of Chesscom;

(q) on behalf of Chesscom, maintain, customary insurance, including but not limited to customary fire, casualty and public liability insurance;

(r)  from time to time, or at any time reasonably requested by the Board, provide information or make reports to the Board related to its performance of services to Chesscom under this Agreement;

(s)  provide Chesscom with all necessary cash management services;

(t) notify the Board of all proposed material transactions before they are completed;

(u) supervise the preparation and filing and distribution of returns and reports to governmental agencies;

(v)  establish and maintain bank accounts on behalf of Chesscom pursuant to the terms of the Advisory Agreement;

(w) at the expense of Chesscom, provide office space, equipment and personnel as required for the performance of the foregoing services as the Advisor; and

(x) do all things it reasonably deems necessary to assure its ability to render the services described in the  Advisory Agreement.

The terms of the Advisory Agreement is one year, subject to renewal at the end of the initial term.  Chesscom agreed to pay the Company an annual management fee of $52,000, payable bi-monthly.  The Company is also entitled to reimbursement of all expenses incurred in connecti0n with the Advisory Agreement.

Each of these transactions is described in detail in the Company’s Form 8-K Current Report filed with the U.S. Securities and Exchange Commission on November 1, 2010.

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

DATED:  November 19, 2010

LEXICON UNITED INCORPORATED

By:	/s/ Elie Saltoun
Elie Saltoun
Chief Executive Officer

EXHIBIT LIST

Exhibit No.	Description

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.